Form 10-K
period 2000-01-02
TRIARC BEVERAGE HOLDINGS CORP
filed 2000-04-17
CIK 1086093

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)
 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                                       OR

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER 333-78625-11
                            ------------------------

                         TRIARC BEVERAGE HOLDINGS CORP.

             (Exact Name of Registrant as Specified in its Charter)

                            ------------------------

       Delaware                                            65-0748978
       (State or other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)

       709 Westchester Avenue
       White Plains, New York                              10604
       (Address of Principal Executive Offices)            (Zip Code)

         Registrant's Telephone Number, Including Area Code: (914) 397-9200
                                 ------------------------
             Securities Registered Pursuant to Section 12(b) of the Act:

                              Name Of Each Exchange
                     Title Of Each Class On Which Registered
                    -------------------- -------------------
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the outstanding shares of the registrant's Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $156,000 as of March 31, 2000. There were 850,500 shares of the registrant's Common Stock outstanding as of March 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this 10-K incorporates information by reference from an amendment hereto which will be filed no later than 120 days after January 2, 2000.

                                     PART I

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     Certain statements in this Annual Report on Form 10-K, including statements under "Item 1. Business"and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "that are not historical facts, including most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors, and our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes and demographic patterns; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; general economic, business and political conditions in the countries and territories in which the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties referred to in this Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.    Business.

INTRODUCTION

     We are a holding company 99.9% owned by Triarc Consumer Products Group, LLC, a wholly-owned subsidiary of Triarc Companies Inc., and, through our subsidiaries, are a leading premium beverage company. Our premium beverage operations are conducted through the Triarc Beverage Group, which consists of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc. (formerly known as Cable Car Beverage Corporation). Snapple is a leading marketer and distributor of premium beverages in the United States.

     For information regarding the revenues, operating profit and assets for our business for the fiscal year ended January 2, 2000, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements.

     We were incorporated in Delaware on April 30, 1997.   Our principal
executive offices are located at 709 Westchester Avenue, White Plains, New York 10604 and our telephone number is (914) 397-9200.



BUSINESS STRATEGY

     The key elements of our business strategy include (i) focusing our resources on our premium beverages business, (ii) building a strong operating management team and (iii) providing strategic leadership and financial resources to enable the management team to develop and implement a specific, growth-oriented business plan.

     Our senior operating officers have implemented a plan focused on increasing revenues and improving operating efficiency. In addition, we continuously evaluate various acquisitions and business combinations to augment our business. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

RECENT ACQUISITIONS

     On February 26, 1999, Snapple acquired Millrose Distributors, Inc. for $17.25 million in cash, subject to adjustment. Prior to the acquisition, Millrose was the largest non-company owned distributor of Snapple(R) products and the second largest distributor of Stewart's (R) products in the United States. Millrose's distribution territory, which includes parts of New Jersey, is contiguous to that of Mr. Natural, Inc., our company-owned New York City and Westchester County distributor. In 1998, Millrose had net sales of approximately $39 million.

     On January 2, 2000, Snapple acquired Snapple Distributors of Long Island, Inc. for $16.8 million in cash, subject to certain post-closing adjustments. Snapple also agreed to pay $2.0 million over a 10-year period in consideration for a three-year non-compete agreement by certain of the sellers. Prior to the acquisition, Long Island Snapple was the largest non-company owned distributor of Snapple products and a major distributor of Stewart's products. Long Island Snapple had net sales of approximately $30 million in 1999.

     On March 31, 2000 Triarc Companies acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by Triarc Companies were contributed to our subsidiary Pacific Snapple Distributors, Inc.

REFINANCING OF INDEBTEDNESS

     On February 25, 1999 we and Triarc Consumer Products Group completed the sale of $300 million principal amount of 10 1/4% senior subordinated notes due 2009, pursuant to Rule 144A of the Securities Act of 1933 and concurrently our subsidiaries and subsidiaries of Triarc Consumer Products Group entered into a $535 million senior secured credit facility. In conjunction with such transactions, on February 23, 1999 Triarc Companies contributed to Triarc Consumer Products Group all of our outstanding capital stock as well as all of the outstanding capital stock of RC/Arby's Corporation and Stewart's Beverages, Inc. and on February 24, 1999 contributed by merger all of the outstanding capital stock that it owned in two subsidiaries of RC/Arby's.

     In addition, on February 25, 1999 RC/Arby's delivered a notice of redemption to holders of its $275 million principal amount 9 3/4% senior secured notes due 2000. The redemption occurred on March 30, 1999 at a redemption price of 102.786% of the principal amount, plus accrued and unpaid interest.

     The net proceeds from the financings were used to: (a) redeem the RC/Arby's notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding plus $1.5 million of accrued interest); (c) pay for the acquisition of Millrose (approximately $17.5 million, including expenses); (d) pay customary fees and expenses (approximately $30.5 million); and (e) fund a distribution to Triarc Companies, through Triarc Consumer Products Group, with the remaining proceeds.

     The notes issued pursuant to the private placement have been registered under the Securities Act of 1933. We were obligated to cause the registration statement with respect to a registered exchange offer or with respect to resales of the notes to be declared effective no later than August 24, 1999 or pay additional interest on the notes of 0.5% per annum until the registration statement was declared effective and an exchange offer was completed. The registration statement was declared effective by the Securities and Exchange Commission on December 23, 1999 and the exchange offer was completed on January 28, 2000.

FISCAL YEAR

     We have adopted a 52/53 week fiscal convention for the Company and our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENT

                PREMIUM BEVERAGES (SNAPPLE, MISTIC AND STEWART'S)

     Through Snapple, Mistic and Stewart's, we are a leader in the U.S. wholesale premium beverage market. According to A.C. Nielsen data, in 1999 our premium beverage brands had the leading share (33%) of premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

Snapple

         Snapple markets and distributes all-natural ready-to-drink teas, fruit drinks and juices. During 1999, Snapple case sales represented approximately 80% of our total premium beverage case sales. Since we acquired Snapple in May 1997, Snapple has strengthened its distributor relationships, improved promotional initiatives and significantly increased new product introductions and packaging innovations. These activities contributed to an increase in Snapple case sales of 7.3% in 1999 compared to 1998 and 8.4% in 1998 compared to 1997. According to A.C. Nielsen data, in 1999 Snapple had the leading share (28%) of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers, compared to 10% for the next highest brand.

         We have benefited from the continued growth of our core products as well as the successful introduction of our innovative new beverages. New product introductions contributed to the growth of our core products by maintaining a sense of freshness and excitement for the overall product line and enhancing brand imagery for consumers. Case sales of Snapple's top five products in 1999, which represent 36% of its domestic case sales, have grown 8.8% since December 31, 1997. In April 1999, Snapple introduced Snapple Elements(TM), a line of juice drinks and teas enhanced with herbal ingredients to capitalize on, in part, the growing consumer demand for all-natural, health-oriented products. Snapple Elements is offered in eight flavors. We expect to introduce at least two new flavors prior to this summer's selling season. In 1999, Snapple Elements won Beverage World's Globe Design Gold Award for best overall product design. In 1999, Snapple also introduced several new fruit drink flavors, including Diet Orange Carrot and Raspberry Peach. In 1998, Snapple introduced a successful new line of products called WhipperSnapple (R), which is a smoothie-like beverage. In 1998, WhipperSnapple was named Convenience Store News' best new non-alcoholic beverage product and won the American Marketing Association's Edison award for best new beverage product.

Mistic

         Mistic markets and distributes a wide variety of premium beverages, including fruit drinks, ready-to-drink teas, juices and flavored seltzers under the Mistic (R) and Mistic Fruit Blast(TM) brand names. In general, Mistic comple ments Snapple by appealing to consumers who prefer a sweeter product with stronger fruit flavors. According to A.C. Nielsen data, in 1999 Mistic had a 3% share of U.S. premium beverage sales volume in convenience stores,grocery stores and mass merchandisers. Since Mistic was acquired in August 1995, we have intro duced more than 35 new flavors, a line of 100% fruit juices, various new bottle sizes and shapes and numerous new package designs. In 1999, Mistic introduced a line of 50% juice drinks,including Orange Carrot,which has become Mistic's best selling product, Mango Carrot, Tropical Carrot and Orange Mango. Mistic also introduced Mistic Italian Ice Smoothies(TM), a smoothie-like beverage, and Sun Valley Squeeze(TM),a fruit drink packaged in a proprietary 20 ounce bottle with dramatic graphics. In 1999, Mistic Italian Ice Smoothies was the runner-up to Snapple Elements and won Beverage World's Globe Design Silver Award for package design. In March 2000, Mistic introduced Mistic Hip-Hop, juice drinks aimed at younger consumers which are packaged in 20 ounce bottles that feature graphics with top-selling hip-hop artists. Mistic plans to introduce one additional new major product platform in 2000.

Stewart's

         Stewart's markets and distributes Stewart's brand premium soft drinks, including Root Beer, Orange N' Cream, Diet Root Beer, Cream Ale, Ginger Beer, Creamy Style Draft Cola, Classic Key Lime, Lemon Meringue, Cherries N' Cream, Classic Grape and Peach. In March 2000, Stewart's launched "S" (TM), a line of super premium diet sodas in five flavors in a proprietary bottle. Stewart's holds the exclusive perpetual worldwide license to manufacture, distribute and sell Stewart's brand soft drinks and owns the Fountain Classics (R) trademark. Through the fourth quarter of 1999, Stewart's has experienced 29 consecutive quarters of double-digit percentage case sales increases compared to the prior year's comparable quarter. Overall, Stewart's has grown its case sales by approximately 13% in 1999 compared to 1998 and approximately 17% in 1998 compared to 1997, primarily by increasing penetration in existing markets, entering new markets and continuing product innovation. According to A.C. Nielsen data, in 1999 Stewart's had a 2% share of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

Sales and Marketing

         Snapple and Mistic have a combined sales and marketing staff, while Stewart's has its own sales and marketing staff. The sales forces are responsible for overseeing sales to distributors, monitoring retail account performance and providing sales direction and trade spending support. Trade spending includes price promotions,slotting fees and local consumer promotions. The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts group.
As of January 2, 2000, we employed a sales and marketing staff excluding that of Snapple-owned distributors, of approximately 266 people.

         After acquiring Snapple, we revived Snapple's tradition of quirky advertising and promotional campaigns. In May 1997, we announced the return of Wendy "The Snapple Lady" and introduced a new flavor, Wendy's Tropical Inspiration (TM), in a commercial featuring Wendy's return from a deserted island to help "save Snapple." In the summer of 1998 Snapple launched its "Win Nothing Instantly" sweepstakes where consumers won prizes such as "No Car Payments," awarding $100 per month for one year, and "No Rent,"awarding $1,000 per month for one year. This sweepstakes received a "Brammy" award from Brandweek magazine for "Best Promotion" for all categories. Snapple's "Good Fruit/Bad Fruit" commercial was recognized by Ad Week as one of the best campaigns of 1999.

         Mistic uses targeted advertising. The 1996-1997 "Show Your Colors" campaign, reflecting the desires of young consumers to express their individuality, was widely recognized in the advertising trade industry. Mistic won the Promotional Marketing Association"s Silver Reggie award in 1998 for its promotional sweepstakes that offered consumers who matched the color under the cap of Mistic products to the color of Dennis Rodman's hair one day of his salary as a Chicago Bull.

         We intend to maintain consistent advertising campaigns for our brands as an integral part of our strategy to stimulate consumer demand and increase brand loyalty. In 1999, we employed a combination of network and cable advertising complemented with local spot advertising in our larger markets. In most markets, we have used television as the primary advertising medium and radio as the secondary medium, although Mistic has used radio as its primary advertising medium. We also employ outdoor, newspaper and other print media advertising, as well as in-store point of sale promotions.

Distribution

         We currently sell our premium beverages through a network of distributors that include specialty beverage, carbonated soft drink and licensed beer/wine/spirits distributors. In addition, Snapple uses brokers for distribution of some Snapple products in Florida and Georgia. We distribute our products internationally primarily through one licensed distributor in each country. We typically grant distributors exclusive rights to sell Snapple, Mistic and/or Stewart's products within a defined territory. We have written agreements with distributors who represent approximately 84% of our volume. The agreements are typically either for a fixed term renewable upon mutual consent or are perpetual, and are terminable by us for cause. The distributor may generally terminate its agreement upon specified prior notice.

         We believe that company-owned distributors place more focus on increasing sales of our products and successfully launching our new products. At the beginning of 1999, Snapple owned two of its largest distributors, Mr. Natural, Inc., which distributes in the New York metropolitan area, and Pacific Snapple Distributors, Inc., which distributes in parts of southern California. In February 1999, Snapple acquired Millrose Distributors, Inc., which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for approximately $17.25 million. Millrose and Mid-State distributed Snapple and Stewart's products in parts of New Jersey. Before the acquisition, Millrose was the largest non-company owned Snapple distributor and Mid-State was the second largest Stewart's distributor.

         In January 2000, Snapple acquired Snapple Distributors of Long Island, Inc., which distributes in Nassau and Suffolk counties in New York, for a cash purchase price of $16.8 million, subject to post-closing adjustments. Snapple also agreed to pay $2.0 million over a ten-year period in consideration for a three-year non-compete agreement by some of the sellers. Before the acquisition, Long Island Snapple was the largest non-company-owned distributor of Snapple products and a major distributor of Stewart's products.

         On March 31, 2000 Triarc Companies acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by Triarc Companies were contributed to Pacific Snapple.

         In the aggregate, our company-owned distributors were responsible for approximately 24% of Snapple's 1999 domestic case sales and 9% of Stewarts domestic case sales.

         No non-company-owned distributor accounted for more than 10% of total premium beverage case sales in 1997, 1998 or 1999. We believe that we could find alternative distributors if our relationships with our largest distributors were terminated.

         International sales accounted for less than 10% of our premium beverage sales in each of 1997, 1998 or 1999. Since we acquired Snapple, the international group of our affiliate, Royal Crown Company, Inc., a subsidiary of RC/Arby's, has been responsible for the sales and marketing of our premium beverages outside North America.

Co-packing Arrangements

         We use more than 20 co-packers strategically located throughout the United States to produce our premium beverage products for us under formulation requirements and quality control procedures that we specify. We select and monitor the producers to ensure adherence to our production procedures. We regularly analyze samples from production runs and conduct spot checks of production facilities. We supply most packaging and raw materials and arrange for their shipment to our co-packers and bottlers. Our three largest co-packers accounted for approximately 54% of our aggregate case production of premium beverages in 1999.

         Our contractual arrangements with our co-packers are typically for a fixed term that is automatically renewable for successive one-year periods. During the term of the agreement, the co-packer generally commits a specified amount of its monthly production capacity to us. Snapple has committed to order guaranteed minimum volumes under contracts covering the production of a majority of its case volume. If the volume actually ordered is less than the guaranteed volume, Snapple is typically required to pay the co-packer the product of (1) an amount per case specified in the agreement and (2) the difference between the volume actually ordered and the guaranteed volume.

         At January 2, 2000, Snapple had reserves of approximately $3.3 million for future payments under its guaranteed volume co-packer agreements known as take-or-pay agreements. We paid approximately $5.9 million under Snapple's take-or-pay agreements during the seven months in 1997 that we owned Snapple and $11.3 million in 1998, primarily related to obligations entered into by the prior owner of Snapple, and $1.4 million in 1999. Mistic has committed to order a guaranteed volume in two instances and a percentage of its products sold in a region in another instance. If the guaranteed volume or percentage is not met, Mistic must make payments to compensate for the difference. Stewart's has no take-or-pay agreements requiring it to make minimum purchases.

         We have generally been able to avoid significant capital expenditures or investments for bottling facilities or equipment and our production-related fixed costs have been minimal because of our co-packing arrangements. We are, however, in the process of establishing a premium beverage packing line at one of our company-operated distribution centers at a cost of approximately
$5.0 million, because of significant expected freight and production savings and availability of additional space in one of our facilities. We anticipate that we will continue to use third-party co-packers for most of our production.

         We believe we have arranged for sufficient production capacity to meet our requirements for 2000 and that, in general, the industry has excess production capacity that we could use. We also expect that in 2000 we will meet substantially all of our guaranteed volume requirements under our co-packing agreements.

Raw Materials

         Triarc Companies purchases certain raw materials used in the preparation and packaging of our premium beverage products and supplies them to our co-packers. For quality control and other purposes, Triarc Companies has chosen to obtain some raw materials, including aspartame, on an exclusive basis from single suppliers and other raw materials, such as glass bottles and flavors, from a relatively small number of suppliers. In turn, Triarc Companies sells to us, at cost, the raw materials that it purchases from suppliers.
Since the acquisition of Snapple, Triarc Companies has been negotiating and continues to negotiate, new supply and pricing arrangements with its suppliers. We believe that, if required, alternate sources of raw materials, other than glass bottles, are available. However, as a result of consolidation of the glass industry, it is uncertain whether all of the glass bottles supplied by two suppliers, who supply approximately 88% of our premium beverage segment's 1999 purchases of glass bottles, could be replaced by alternate sources. We do not believe it reasonably possible that these two glass suppliers will be unable to achieve substantially all of their anticipated volumes in the near term.

GENERAL

Trademarks

         We own numerous trademarks that are considered material to our business, including Snapple, Made From The Best Stuff On Earth (R), Snapple Elements, WhipperSnapple, Snapple Farms (R), Snapple Refreshers (TM), Mistic, Mistic Sun Valley Squeeze, Mistic Italian Ice Smoothies, and Fountain Classics. Mistic is the licensee of the Fruit Blast trademark. Stewart's is the licensee of the Stewart's trademark on an exclusive perpetual basis for soft drinks and considers it to be material to its business. In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets.

         Many of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no challenges pending to our right to use any of our material trademarks in the United States.

Competition

         Our premium beverage products compete generally with all liquid refreshments and in particular with numerous nationally-known carbonated soft drinks, including Coca-Cola and Pepsi-Cola. We also compete with ready to drink brewed iced tea competitors, including Nestea Iced Tea, which is produced under a long-term license granted by Nestle S.A. to The Coca-Cola Company, and Lipton Original Iced Tea, which is distributed under a joint venture between PepsiCo, Inc. and Thomas J. Lipton Company, a subsidiary of Unilever Plc. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, marketing agreements including calendar marketing agreements, pricing, packaging and the development of new products.

         The Coca-Cola Company and PepsiCo, Inc. are also making increased use of exclusionary marketing agreements which prevent or limit the marketing and sale of competitive beverage products at various locations, including colleges, schools, convenience and grocery store chains and municipal locations, including city parks and buildings.

         Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Governmental Regulations

         The production and marketing of our beverages are governed by the rules and regulations of various federal, state and local agencies, including the United States Food and Drug Administration. The Food and Drug Administration also regulates the labeling of our products. In addition, our dealings with our bottlers and/or distributors may, in some jurisdictions, be governed by state laws governing licensor-licensee or distributor relationships. We cannot predict the effect on our operations of any pending or future legislation.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

We believe that the operations of our subsidiaries comply substantially with all applicable governmental rules and regulations.

Environmental Matters

         We are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Based on currently available information and our current reserve levels, we do not believe that the ultimate outcome of any pending environmental matter will have a material adverse effect on our consolidated financial position or results of operations. Please refer to the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Seasonality

         Our business is seasonal. The highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues, and our first and fourth quarters have lower revenues. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in interim periods either as incurred or allocated to interim periods based on time expired. Our first fiscal quarter EBITDA and operating profit have also been lower due to advertising and production costs, which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Employees

         As of January 2, 2000, we had approximately 832 employees, including 631 salaried employees and 201 hourly employees. We believe that employee relations are satisfactory. As of January 2, 2000, approximately 52 of our employees were covered by various collective bargaining agreements expiring from time to time from the present through August 2002. This number includes 18 of our employees whose collective bargaining agreement expired in January 2000 after their union was placed in receivership. It is expected that the collective bargaining agreement with these employees' new union will be renewed for one year.

Risk Factors

         We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

         Our Substantial Leverage May Adversely Affect Us

         We have a significant amount of indebtedness. On an unconsolidated basis, our indebtedness at January 2, 2000 was $300.0 million, excluding intercompany debt, as co-issuer of the 10 1/4% notes. In addition, at January 2, 2000 our total consolidated indebtedness was $678.3 million.

         In addition to the above indebtedness, our subsidiaries may borrow an additional $60.0 million of revolving credit loans under the credit facility, subject to certain limitations contained in the credit facility, the indenture
and instruments governing our other debt.   If new debt is added to our current
debt levels, the related risks that we face could increase. In addition, under our various debt agreements, substantially all of our assets are pledged as collateral security. You should read the information included in "Item 1 -- Business -- Refinancing of Indebtedness."

         Our subsidiaries' credit facility contains financial covenants that, among other things, require our subsidiaries to maintain certain financial ratios and restrict our subsidiaries' ability to incur debt, enter into certain fundamental transactions (including certain mergers and consolidations) and create or permit liens. If our subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of principal and interest under,or are unable to comply with covenants of, the credit facility or the indenture, we would be in a default under the terms thereof which would permit the lenders under the credit facility and, by reason of a cross default provision, the indenture, to accelerate the maturity of the balance thereof. You should read the information we have included in
Note 5 to the Consolidated Financial Statements.

         Holding Company Structure

         Because we are a holding company, our ability to service debt and pay dividends, is dependent upon cash flows from our subsidiaries, including loans and cash dividends. Under the terms of our indenture and credit agreement our subsidiaries are subject to certain restrictions on their ability to pay dividends and/or make loans or advances to us. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances.

         In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of January 2, 2000, our subsidiaries had aggregate indebtedness of approximately $378.3 million, excluding intercompany indebtedness.

         Successful Completion and Integration of Acquisitions

         One element of our business strategy is to continuously evaluate acquisitions and business combinations to augment our businesses. We cannot assure you that we will identify and complete suitable acquisitions or, if completed, that such acquisitions will be successfully integrated into our operations. Acquisitions involve numerous risks, including difficulties assimilating new operations and products. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

         We May Not Be Able to Continue to Develop Successful New Beverage Products

         Part of our strategy is to increase our sales through the development of new beverage products.

Although we have successfully launched a number of new beverage products, we cannot assure you that we will be able to continue to develop, market and distribute future beverage products that will enjoy market acceptance. The failure to develop new beverage products that gain market acceptance would have an adverse impact on our growth and would materially adversely affect us.

         Competition from Other Beverage Companies
         Could Adversely Affect Us

         The beverage industry is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources that we do. You should read the information we have included in "Item 1. Business -- Competition."

         Environmental Liabilities

         Certain of our operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

ITEM 2. PROPERTIES.

         We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease a majority of our properties.

         The following table describes information about our major facilities, as well as our corporate headquarters, as of January 2, 2000:

                                                  APPROXIMATE
                                                  SQ. FT. OF
FACILITIES-LOCATION             LAND TITLE        FLOOR SPACE
-------------------------       --------------    ----------------------
Beverage Group Headquarters
White Plains, NY                1 leased             71,970
Stewart's Headquarters
Denver, CO                      1 leased              4,200
Office/Warehouse Facilities     7 leased            627,395
(various locations)
------------

         Substantially all of the properties used in our businesses are pledged as collateral under secured debt arrangements.

ITEM 3. LEGAL PROCEEDINGS.

         In October 1997, Mistic commenced an action against Universal Beverages Inc., a former Mistic co-packer, Leesburg Bottling & Production, Inc., an affiliate of Universal, and Jonathan O. Moore, an individual affiliated with the defendants, in the Circuit Court for Duval County, Florida. The action, which was subsequently amended to add additional defendants, sought, among other things, damages relating to the unauthorized sale by the defendants of raw materials, finished product and equipment that was owned by Mistic but in the possession of the defendants. In their answer, counterclaim and third party complaint, some defendants alleged various causes of action against Mistic, Snapple and Triarc Beverage Holdings and sought damages of $6 million relating to a purported breach by Snapple and Mistic of an alleged oral agreement to have Universal and/or Leesburg manufacture Snapple and Mistic products. These defendants also sought to recover various amounts totaling approximately $500,000 allegedly owed to Universal for co-packing and other services rendered. In July 1999, Mistic settled its claims against some defendants who had not asserted any counterclaims. In August, 1999, Mistic and the remaining defendants entered into a comprehensive settlement agreement which, among other things, provided for a dismissal with prejudice of all claims against Mistic, Snapple and Triarc Beverage Holdings. No payments by Mistic, Snapple or Triarc
Beverage Holdings are required under the settlement agreement.

         It is our opinion that the outcome of the matter described above or any of the other matters that have arisen in the ordinary course of our business will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.

         There is no public trading market for our common stock.    Because we
are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short term investments on hand, cash flows from our subsidiaries. Under the terms of our indenture and credit agreement, our principal subsidiaries are restricted in their ability to pay dividends or make loans or advances to us. You should read the information we have included in "Item 1. Business--Refinancing of Indebtedness," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
Note 5 to our consolidated financial statements.

         As of March 15, 2000, there were three holders of record of our common stock.

         From January 3, 1999 to January 2, 2000, we granted options to purchase an aggregate of 4,850 shares of our common stock to certain employees, officers and directors of the Company and Triarc Companies in reliance upon the exemption provided by Rule 701 of the Securities Act. The exercise price of all of these options was $311.99 per share. In October, 1999, we issued 500 shares upon the exercise of existing options. The exercise price for these options was $107.05. The holders of these options will also be entitled to a cash payment of $51.34 per share upon the occurrence of certain events specified in our 1997 Stock Option Plan, as amended. No underwriting discounts or commissions were paid, nor was any public offering, in any of those transactions.

         On February 25, 1999, we and Triarc Consumer Products Group sold $300 million aggregate principal amount of 10 1/4 senior subordinated notes due 2009 to Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Wasserstein Perella Securities, Inc., each of whom acted as a placement agent in the offering, in reliance upon the exemption provided by
Section 4(2) of the Securities Act. The placement agents resold these notes pursuant to Rule 144A and Section 4(2) under the Securities Act. A placement fee of $9 million was paid in connection with these transactions. The net proceeds from the financing, together with the net proceeds from the concurrent refinancing of bank debt by our subsidiaries, were used to: (a) redeem the RC/Arby's notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding plus $1.5 million of accrued interest); (c) pay for the acquisition of Mill-rose (approximately $17.5 million, including expenses); (d) pay customary fees and expenses (approximately $30.5 million);and (e)fund a distribution to Triarc Companies with the remaining proceeds. We filed a registration statement (SEC file no. 333-78625 and 333-78625-01 through 333-78625-28) relating to $300 million aggregate principal amount of notes offered in exchange for the notes issued in the private placement. The registration statement was declared effective by the Securities Exchange Commission on December 23, 1999 and the exchange offer for such notes was commenced on that date and completed on January 28, 2000. We paid a $5,000 fee to the exchange agent in the exchange offer. We made the exchange offer solely to satisfy our obligations under a registration rights agreement and we did not receive any proceeds from the exchange offer. You should read the information we have included in "Item 1. Business--Refinancing of Indebtedness."



 Item 6.  Selected Financial Data (1)


                                                  Year Ended December 31,            Year Ended      Year Ended      Year Ended
                                               ------------------------------       December 28,      January 3,      January 2,
                                                   1995             1996             1997 (2)          1999 (2)        2000 (2)
                                                   ----             ----             --------          --------        --------
                                                                                    (In thousands)

     Revenues...................................$    41,941  $   131,083           $ 408,841       $   611,546       $ 651,076
     Operating profit (loss)....................      3,610        6,148  (3)         (8,676)  (4)      56,160          56,638  (6)
     Income (loss) before extraordinary
       charges..................................        301         (810) (3)        (18,803)  (4)      19,158  (5)      8,453  (6)
     Extraordinary charges......................        --           --               (1,154)  (4)         --           (4,876) (6)
     Net income (loss)..........................        301         (810) (3)        (19,957)  (4)      19,158  (5)      3,577  (6)
     Cash dividends.............................        --           --                  --            (23,556)        (82,837)
     Total assets...............................    111,276      110,137             586,731           536,570         570,905
     Long-term debt.............................     58,750       60,000             284,507           282,951         646,009
     Redeemable preferred stock.................        --           --               79,604            87,587          96,320
     Stockholders' equity (deficit).............     26,301       26,990              43,999            31,306        (383,782) (7)




(1) Triarc Beverage Holdings commenced operations on May 22, 1997 with the concurrent acquisition by Triarc Beverage Holdings of Snapple Beverage Corp. and the concurrent contribution to Triarc Beverage Holdings by Triarc Companies, Inc., the Company's indirect parent, of Mistic Brands, Inc., which had been acquired by Triarc Parent on August 9, 1995. Effective May 17, 1999, Triarc Consumer Products Group, LLC, a wholly-owned subsidiary of Triarc Parent, contributed the stock of Stewart's Beverages, Inc., which had been acquired by Triarc Parent on November 25, 1997, to Triarc Beverage Holdings. Selected Financial Data for each of the years presented include Mistic, Triarc Beverage Holdings and Stewart's and their subsidiaries from their respective dates of formation or acquisition by Triarc Parent since such entities were under the common control of Triarc Parent. You should refer to Note 1 to the consolidated financial statements included elsewhere herein for additional disclosures regarding this basis of presentation.

(2) The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year. In accordance with this method, the Company's 1997 and 1999 fiscal years contained 52 weeks and its 1998 fiscal year contained 53 weeks.

(3)  Reflects  certain  significant  charges  recorded  during  1996 as follows:
     $1,450,000 charged to operating loss representing facilities relocation and corporate restructuring charges; and $886,000 charged to loss before extraordinary charges and net loss representing the aforementioned $1,450,000 charged to operating loss less $564,000 of related income tax benefit.

(4)  Reflects  certain  significant  charges  recorded  during  1997 as follows:
     $32,840,000 charged to operating profit representing charges related to post-acquisition transition, integration and changes to business strategies; $20,037,000 charged to loss before extraordinary charges representing the aforementioned $32,840,000 charged to operating profit less $12,803,000 of related income tax benefit; and $21,191,000 charged to net loss representing the aforementioned $20,037,000 charged to loss before extraordinary charges and a $1,154,000 extraordinary charge from the early extinguishment of debt.

(5) Reflects a significant credit recorded during 1998 as follows: $2,869,000 credited to income before extraordinary charges and net income representing $4,702,000 of gain on sale of businesses less $1,833,000 of related income tax provision.

(6)  Reflects  certain  significant  charges  recorded  during  1999 as follows:
     $3,348,000 charged to operating profit representing capital structure reorganization related charges related to equitable adjustments made to the terms of outstanding stock options; $2,042,000 charged to income before extraordinary charges representing the aforementioned $3,348,000 less $1,306,000 of income tax benefit; and $6,918,000 charged to net income representing the aforementioned $2,042,000 charged to income before extraordinary charges and a $4,876,000 extraordinary charge from the early extinguishment of debt.

(7) Reflects a decrease in stockholders' equity principally resulting from (1) a non-cash charge of $312,417,000 to receivable from parent related to the issuance of and accrued interest on the $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009, see Note 5 to the consolidated financial statements included elsewhere herein for additional disclosures regarding this presentation, and (2) cash dividends of $82,837,000.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We are a leading premium beverage company. Since 1995 we have acquired the Mistic, Snapple and Stewart's premium beverage brands and are focused on building the strength of our beverage businesses.

      We derive our revenues from the sale of our premium beverage products to distributors. All of our premium beverage products are produced by third-party co-packers that we supply with raw materials and packaging. We also derive revenues from the distribution of products in two of our key markets. By acting as our own distributor in key markets we are able to drive sales and improve focus on current and new products.

      Our business does not require significant capital expenditures because we own no manufacturing facilities. The amortization of costs in excess of net assets of businesses acquired, which we refer to as Goodwill, trademarks and other items results in significant non-cash charges.

      In recent years our premium beverage business has experienced the following trends:

       o      Acquisition/consolidation of distributors
       o      The development of proprietary packaging
       o      Increased pressure by competitors to achieve account exclusivity
       o      The increased use of plastic packaging
       o      Growing consumer demand for all-natural, health-oriented products
       o The proliferation of new products including premium beverages, bottled water and beverages enhanced with herbal additives, for example, ginseng and echinacea
       o Increased placement of refrigerated coolers by bottlers in customer locations
       o Increased use of multi-packs and variety packs in certain trade channels

Presentation of Financial Information

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our accompanying consolidated financial statements. Triarc Beverage Holdings Corp., an indirect 99.9% owned subsidiary of Triarc Companies, Inc. which we refer to as Triarc Parent, commenced operations on May 22, 1997 with the concurrent acquisition by Triarc Beverage Holdings of Snapple Beverage Corp. and the concurrent contribution to Triarc Beverage Holdings of Mistic Brands, Inc., acquired by Triarc Parent prior to January 1, 1997. Effective February 23, 1999, Triarc Consumer Products Group, LLC acquired through a capital contribution all of the stock of Triarc Beverage Holdings that previously had been held by Triarc Parent. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's Beverages, Inc., acquired by Triarc Parent on November 25, 1997, to Triarc Beverage Holdings. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the consolidated financial position, results of operations and cash flows of Mistic from January 1, 1997 through May 22, 1997 and of Triarc Beverage Holdings and its subsidiaries, Snapple, Mistic and effective November 25, 1997, Stewart's, from May 22, 1997 to January 2, 2000. The consolidated financial position, results of operations and cash flows of Triarc Beverage Holdings, Mistic before May 22, 1997 and Stewart's before May 17, 1999 and Snapple are reflected from their respective dates of formation or acquisition by Triarc Parent since such entities were under the common control of Triarc Parent during such period and, accordingly, were accounted for on an "as-if-pooling" basis. The aforementioned capital contributions of subsidiaries by Triarc Parent to Triarc Consumer Products Group and to Triarc Beverage Holdings have been recognized using carryover basis accounting since all such entities were under common control.

       Effective January 1, 1997 we changed our fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December
31. Our 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997, our 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999 and our 1999 fiscal year commenced January 4, 1999 and ended on January 2, 2000. As a result of our fiscal year convention, our 1997 and 1999 fiscal years contained 52 weeks and 1998 contained 53 weeks. However, due to the seasonality of our business, the extra week in fiscal 1998 occurring in late December and early January has lower than average weekly revenues. Accordingly, we do not believe the extra week in the 1998 fiscal year has a material impact on the discussion below of our results of operations. When we refer to "1999" we mean the period from January 4, 1999 to January 2, 2000; when we refer to "1998" we mean the period from December 29, 1997 to January 3, 1999; and when we refer to "1997" we mean the period from January 1, 1997 through December 28, 1997.

Results of Operations

1999 Compared with 1998

Revenues

       Our revenues increased $39.5 million (6.5%) to $651.1 million in 1999 compared with 1998. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in 1999. The increase in volume principally reflects (1) 1999 sales of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) increased cases sold to retailers through Millrose Distributors, Inc., which we refer to as Millrose, principally reflecting an increased focus on our products as a result of our ownership of this New Jersey distributor since February 26, 1999 (see further discussion of the Millrose acquisition below under "Liquidity and Capital Resources"), (3) higher sales of diet teas and other diet beverages and juice drinks and (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and the December 1998 introduction of Stewart's grape soda. The higher average selling prices principally reflect (1) the effect of the Millrose acquisition since February 26, 1999 whereby we sell product at higher prices directly to retailers compared with sales at lower prices to distributors such as Millrose and (2) selective price increases.

Gross Profit

       Our gross profit increased $17.5 million to $268.6 million in 1999 compared with 1998 principally due to the effect of higher sales volumes as discussed above. Our gross margins, which we compute as gross profit divided by total revenues, were unchanged at 41%. The positive effect on gross margins from
(1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition and (3) the effect of lower freight costs was fully offset by (1) increased packaging and raw materials costs and (2) increased warehousing fees and overhead.

Advertising, Selling and Distribution Expenses

       Our advertising, selling and distribution expenses increased $8.8 million (6.5%) to $145.6 million in 1999 compared with 1998. This increase was principally due to (1) an overall increase in promotional spending principally reflecting expenditures resulting from new product introductions and overall higher sales volume and (2) higher employee compensation and related costs reflecting an increase in the number of sales and distribution employees.

General and Administrative Expenses

       Our general and administrative expenses increased $4.5 million (11.7%) to $42.3 million in 1999 compared with 1998 reflecting increases in compensation and benefit costs primarily due to an increased number of employees.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

       Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.2 million (5.7%) to $22.9 million in 1999 compared with 1998 principally reflecting an increase in amortization of Goodwill and other intangibles, as a result of the Millrose acquisition.

Capital Structure Reorganization Related Charge

       The capital structure reorganization related charge of $3.3 million in 1999 reflects equitable adjustments that were made to the terms of outstanding options under a stock option plan. The option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The option prices were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc Parent, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) consummation of an initial public offering of Triarc Beverage Holdings. We are responsible for the cash payment to our employees who are option holders and Triarc Parent is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to us. The capital structure reorganization related charge of $3.3 million in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $4.1 million cash payments to be recognized over the full vesting period assuming all remaining outstanding stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.6 million in 2000 and $0.2 million in 2001 as the affected stock options continue to vest. There was no similar charge in 1998. No compensation expense will be recognized for other changes in the terms of the outstanding options because the modifications to the options did not create a new measurement date under the intrinsic value method of accounting.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

       The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $0.5 million resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided for as a component of this caption in 1997 as discussed below in the comparison of 1998 with 1997.

Interest Expense

       Interest expense increased $7.4 million to $36.0 million in 1999 reflecting higher average levels of debt during 1999 due to increases from a first quarter 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 1999 period. Such refinancing consisted of $378.7 million, net of $96.3 million transferred to Royal Crown Company, Inc., an affiliate of ours, borrowed under a senior bank credit facility and the repayment of $284.3 million under our former credit facility.

Gain (Loss) on Sale of Business

       Gain (loss) on sale of business consists of a loss of $0.9 million in 1999 compared with a gain of $4.7 million in 1998. Such amounts represent (1) a nonrecurring gain in 1998 from the May 1998 sale of our former 20% interest in Select Beverages, Inc. and (2) a reduction to the gain from the Select Beverages sale recognized during 1999 resulting from a post-closing adjustment to the sales price higher than the adjustment originally estimated in determining the $4.7 million gain on the sale recorded in 1998. The post-closing adjustment was determined as a result of an arbitration hearing which commenced and concluded in 1999.

Other Income, Net

       Other income, net decreased $0.1 million to $1.4 million in 1999. This decrease was principally due to $0.9 million of lower interest income on cash equivalents as a result of cash distributions paid to Triarc Parent in the first quarter of 1999 and $0.4 million of lower rental income due to a decrease in equipment leasing by Snapple. Snapple, under its prior ownership by The Quaker Oats Company, financed certain equipment purchases by its co-packers, a program which is being phased-out under our ownership. These decreases were substantially offset by the $1.2 million nonrecurring equity in the loss of Select Beverages, Inc. in 1998. We owned 20% of Select Beverages until May 1998 when we sold our 20% interest.

Provision for Income Taxes

       The provision for income taxes represented effective rates of 60% for 1999 and 43% for 1998. The effective rate is higher in the 1999 period principally due to (1) a provision for income tax contingencies recorded in 1999 and (2) the greater impact of the amortization of non-deductible Goodwill in 1999 resulting from lower 1999 pre-tax income, entirely due to higher net non-operating expenses.

Extraordinary Charges

       The extraordinary charges in 1999 aggregating $4.9 million resulted from the early extinguishment of borrowings under our former credit facility and consisted of the write-off of previously unamortized (1) deferred financing costs of $7.9 million and (2) interest rate cap agreement costs of $0.1 million, less income tax benefit of $3.1 million. There were no extraordinary charges in 1998.

1998 Compared with 1997

       We completed two significant transactions during 1997. First, on May 22, 1997 we acquired Snapple. Second, on November 25, 1997 we acquired Stewart's. As a result, our 1998 results reflect for the entire period the results of operations of Snapple and Stewart's and our 1997 results reflect the results of operations of Snapple and Stewart's only from their dates of acquisition.

       Because of the two significant transactions referred to above, 1998 results and 1997 results are not comparable. In order to create a more meaningful comparison of our results of operations between the two years, where applicable we have adjusted for the effects of these transactions in the discussion below.

Revenues

       Our revenues increased $202.7 million (49.6%) to $611.6 million in 1998 compared with 1997. This increase primarily results from the inclusion of Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997, which resulted in $191.9 million of additional revenues. We have adjusted our 1998 results by including the results of Snapple and Stewart's only for the same calendar period they were included during 1997. After giving effect to these adjustments, our revenues increased $10.8 million (2.6%) in 1998 compared with 1997. The increase was due to an increase in sales of finished goods of $12.5 million partially offset by a decrease in sales of concentrate of $1.7 million, which we sell to only one international customer. The increase in sales of finished goods principally reflects net higher volume of $18.9 million primarily due to new product introductions as well as increases in sales of teas, diet teas and other diet beverages. This increase was partially offset by the $6.4 million effect of lower average selling prices. The lower average selling prices were principally due to a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices.

Gross Profit

       Our gross profit increased $82.2 million to $251.1 million in 1998 compared with 1997. Gross profit increased $80.9 million due to the inclusion of gross profit relating to Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997. Giving effect to the adjustments described above relating to the acquisitions of Snapple and Stewart's, our gross profit increased $1.3 million principally due to the effect of higher sales volumes discussed above, and our gross margins decreased to 40% during 1998 from 41% during 1997. The decrease in gross margins was principally due to the effects of (1) changes in product mix, (2) the aforementioned change in Snapple's Canadian distribution and (3) $3.3 million of increased provisions for obsolete inventory. The increased provisions for obsolete inventory principally resulted from raw materials and finished goods inventories that passed their shelf lives and that were not timely used due to (1) difficulties experienced as we transitioned to our new manufacturing systems and (2) our overstocking some raw materials and finished products in our attempt to minimize unfilled orders in order to improve customer satisfaction. These decreases were substantially offset by the effects of the reduced costs of certain raw materials, principally glass bottles and flavors, and lower freight costs in 1998.

Advertising, Selling and Distribution Expenses

       Our advertising, selling and distribution expenses increased $35.7 million (35.3%) to $136.8 million in 1998 compared with 1997. This increase principally reflects the inclusion of Snapple and Stewart's for the full 1998 year partially offset by a decrease in expenses, exclusive of the full period effect of Snapple and Stewart's, principally due to less costly promotional programs.

General and Administrative Expenses

       Our general and administrative expenses increased $9.6 million (34.0%) to $37.8 million in 1998 compared with 1997. This increase principally reflects the inclusion of Snapple and Stewart's operations for all of 1998, partially offset by nonrecurring 1997 costs in connection with the integration of the Snapple business following its acquisition.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

       Our depreciation and amortization, excluding amortization of deferred financing costs, increased $5.4 million (33.4%) to $21.7 million in 1998 compared with 1997 principally reflecting the inclusion of Snapple and Stewart's for all of 1998.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

       The nonrecurring charges related to post-acquisition transition, integration and changes to business strategies of $32.8 million in 1997 were associated with the Snapple acquisition and, to a much lesser extent, the Stewart's acquisition. Those charges consisted of:

             (1) a $12.6 million write-down of glass front vending machines based on the reduction in our estimate of their value to scrap value based on our plans for their future use, resulting from our decision to no longer sell the machines to our distributors but to allow them to use the machines at locations chosen by them,

             (2) a $6.7 million provision for additional reserves for legal matters based on our change in Quaker Oats' estimate of the amounts required reflecting our plans and estimates of costs to resolve these matters, because we had decided to attempt to quickly settle these matters in order to improve relationships with customers,

             (3) a $2.2 million provision for additional reserves for doubtful accounts of Snapple based on our change in estimate of the related write-off to be incurred, because we had decided not to actively seek to collect certain balances in order to improve relationships with customers,

             (4) a $2.8 million provision for fees paid to Quaker Oats under a transition services agreement whereby Quaker Oats provided certain operating and accounting services for Snapple through the end of our 1997 second quarter while we transitioned the records, operations and management to our systems,

             (5) the $2.5 million portion of the post-acquisition period promotional expenses we estimated was related to the pre-acquisition period as a result of our then current operating expectations, because we had decided not to pursue many questionable claimed promotional credits in order to improve relationships with customers,

             (6) a $4.0 million provision for certain costs in connection with the successful completion of the acquisition of Snapple and Mistic refinancing in connection with entering into a credit facility at the time of the Snapple acquisition, because we had paid a fee to Triarc Parent in order to compensate Triarc Parent for its recurring indirect costs incurred while providing assistance in consummating these transactions,

             (7) a $1.6 million provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple, including costs incurred relating to an alternative system that was not implemented. Under Quaker Oats, Snapple did not have its own independent data processing accounting systems, and

             (8) a $0.4 million acquisition related sign-on bonus.

       You should read Note 11 to the consolidated financial statements appearing elsewhere herein where additional disclosures relating to the charges related to post-acquisition transition, integration and changes to business strategies are provided.

Interest Expense

       Interest expense increased $6.3 million to $28.6 million for 1998. This increase reflects the effect of higher average levels of debt due to the inclusion of borrowings by Snapple in connection with its acquisition ($213.3 million outstanding as of January 3, 1999) for all of 1998, compared with inclusion for only a portion of 1997.

Gain (Loss) on Sale of Business

       Gain (loss) on sale of business in 1998 consists of a $4.7 million gain from the May 1998 sale of our 20% interest in Select Beverages. There was no gain (loss) on sale of businesses in 1997.

Other Income, Net

       Other income, net decreased $0.6 million to $1.5 million in 1998 principally due to a reduction of $2.1 million in our equity in the income or losses of Select Beverages to a loss of $1.2 million in 1998 compared with income of $0.9 million in 1997. This effect was partially offset by $1.0 million of the full period effect of Snapple, other than equity in the earnings or losses of investees, consisting principally of increased interest income and rental income and by $0.6 million of higher interest income on cash equivalents, exclusive of the full period effect of Snapple, due to higher average amounts of cash equivalents in 1998 reflecting 1998 cash flows from operations.

Income Taxes

       The provision for income taxes in 1998 represented an effective rate of 43% and the benefit from income taxes in 1997 represented an effective rate of 35%. The effective rate is higher in the 1998 period principally due to (1) the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state tax returns on an individual company basis and (2) the differing impact on the respective effective income tax rates of the amortization of non-deductible Goodwill in a period with pre-tax income (1998) compared with a period with a pre-tax loss (1997).

Extraordinary Charges

       The 1997 nonrecurring extraordinary charge of $1.2 million resulted from the early extinguishment of obligations under Mistic's former credit facility refinanced in connection with the financing of the Snapple acquisition. This extraordinary charge was comprised of the write-off of $1.9 million of previously unamortized deferred financing costs less the related income tax benefit of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

       Our consolidated operating activities provided cash and cash equivalents, which we refer to in this discussion as cash, of $29.3 million during 1999 principally reflecting (1) net income of $3.6 million, (2) non-cash charges of $45.8 million, principally depreciation and amortization of $25.1 million, a provision for deferred income taxes of $8.4 million and the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $8.0 million relating to the refinancing transactions described below and (3) other of $2.2 million all partially offset by cash used by changes in operating assets and liabilities of $22.3 million.

       The cash used by changes in operating assets and liabilities of $22.3 million principally reflects increases in receivables of $13.4 million and inventories of $11.4 million and a decrease in accounts payable and accrued expenses of $5.8 million. These effects were partially offset by an increase in due to Triarc Parent and affiliates of $6.9 million and a decrease in prepaid expenses and other current assets of $1.4 million. The increase in receivables was principally due to increased premium beverage sales in December 1999 compared with December 1998. The increase in inventories was primarily due to the recent introduction of several new premium beverage product lines and the build-up of our premium beverage inventories in late December 1999 to mitigate the effects of temporary supply disruptions which might have occurred if some of our suppliers' computer systems were not year 2000 compliant. Accounts payable and accrued expenses did not increase in proportion with the late December 1999 inventory buildup primarily due to accelerated payments to suppliers in December 1999 compared with December 1998 and an increase in due to Triarc Parent and affiliates, instead of accounts payable, for raw material purchases made through Triarc Parent.

       We expect continued positive cash flows from operations during 2000.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was a deficit of $2.8 million at January 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.0:1. Our working capital decreased $40.3 million from January 3, 1999 principally reflecting the net effects of the February 25, 1999 refinancing and related transactions discussed below, most significantly the $23.5 million of amounts, including dividends, distributed to Triarc Consumer Products Group which came from our cash and cash equivalents on hand and $12.4 million of accrued interest as of January 2, 2000 on the 10 1/4% notes discussed below which is paid by Triarc Consumer Products Group but is also reflected in our accrued expenses, with an offsetting amount reflected in the "Receivable from parent" component of our stockholders' deficit, because we are a co-issuer of the 10 1/4% notes. Cash and other working capital provided by operations during 1999 subsequent to the refinancing and related transactions was offset by an increase in current portion of long-term debt, principally as a result of the $22.6 million portion of the excess cash flow prepayment under the credit agreement applicable to our long-term debt, and a $15.9 million net use of working capital for the acquisition of Snapple Distributors of Long Island, Inc., both discussed below.

     Our capitalization at January 2, 2000 aggregated $390.8 million consisting of $678.3 million of long- term debt, including current portion, and $96.3 million of redeemable preferred stock less $383.8 million of stockholders' deficit. Our total capitalization decreased $19.3 million from January 3, 1999 reflecting an increase in our stockholders' deficit of $415.0 million partially offset by (1) a $387.0 million increase in our long-term debt and (2) an $8.7 million increase in our redeemable preferred stock held by Triarc Consumer Products Group as of January 2, 2000 representing the accrued but unpaid dividend requirement for 1999. The increase in stockholders' deficit was primarily due to (1) a $312.4 million "Receivable from parent" reflected as a component of stockholders' deficit as of January 2, 2000 described below, (2) cash dividends of $82.8 million in connection with the refinancing transactions discussed below, (3) the non-cash transfer of $14.7 million of our deferred tax assets to Triarc Consumer Products Group also as discussed below and (4) the $8.7 million dividend requirement on our redeemable preferred stock referred to above. These factors were partially offset by net income of $3.6 million. The increase in our long-term debt is discussed immediately below.

Refinancing Transactions

     On February 25, 1999 Triarc Consumer Products Group and Triarc Beverage Holdings issued $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently Snapple, Mistic and Stewart's, as well as RC/Arby's Corporation, a wholly-owned subsidiary of Triarc Consumer Products Group, and Royal Crown Company, Inc., a wholly-owned subsidiary of RC/Arby's, entered into a $535.0 million senior bank credit facility. The credit facility consists of a $475.0 million term facility, all of which was borrowed as three classes of term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. They may make revolving loan borrowings of up to 80% of their eligible accounts receivable plus 50% of their eligible inventories. There were no borrowings of revolving loans in 1999. At January 2, 2000 there was $51.1 million of borrowing availability to the borrowers under the revolving credit facility which would be available to us to the extent not already borrowed by Royal Crown or RC/Arby's and as of January 2, 2000 Royal Crown and RC/Arby's did not have any borrowings under the revolving credit facility.

     We used the proceeds of the borrowings under the term loans together with $23.5 million of available cash and cash equivalents to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under our former beverage credit facility and $1.5 million of related accrued interest,
(2) transfer $92.5 million of proceeds in conjunction with the transfer of $96.3 million, including $3.8 million relating to the then estimated deferred financing costs, of obligations under the term loans to Royal Crown, (3) acquire Millrose, which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for $17.5 million, including expenses of $0.2 million, (4) pay allocated fees and expenses of $17.0 million, including $1.5 million of post-closing fees and expenses paid principally through Triarc Parent, relating to the completion of the new credit facility and (5) pay one-time distributions to Triarc Parent through Triarc Consumer Products Group of $87.2 million, including (a) cash dividends of $82.8 million, (b) the repayment of $3.6 million of intercompany amounts due to Triarc Parent and (c) the reimbursement of $0.8 million of the fees and expenses paid through Triarc Parent.

     Triarc Beverage Holdings and Triarc Consumer Products Group are co-issuers of the 10 1/4% notes and both have recorded their obligations under the 10 1/4% notes as of January 2, 2000 consisting of $300.0 million principal amount as long-term debt and $12.4 million of related accrued but unpaid interest in "Accrued expenses." Since it is intended that Triarc Consumer Products Group will make all principal and interest payments under the 10 1/4% notes, we have reported a corresponding charge of $312.4 million in "Receivable from parent" included as a component of stockholders' deficit. These amounts are increased for interest accrued and reduced to the extent that Triarc Consumer Products Group makes interest and principal payments on the 10 1/4% notes.

     The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. Any revolving loans will be due in full in 2005. Scheduled maturities of our term loans in 2000 are $6.3 million and increase annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, the borrowers are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to the term B loans or term C loans as a result of such election would be applied first to the outstanding balance of the term A loans, $34.5 million outstanding in our long-term debt as of January 2, 2000, and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In connection therewith, a $22.6 million prepayment will be required to be made by any borrower or borrowers in the second quarter of 2000 in respect of the year ended January 2, 2000. Of the required prepayment, $22.6 million represents the payment of our long-term debt. To the extent that we pay more or less than $22.6 million of the excess cash flow prepayment, that difference will be recorded as a receivable or payable to Royal Crown. After considering the $22.6 million portion of the prepayment included in our long-term debt and assuming the lenders under the term B and C loans accept their pro rata share of such prepayment, the payments in 2000 under the term loans in our long-term debt will aggregate $28.9 million, including the $6.3 million scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loans although we have not made any voluntary prepayments as of March 10, 2000. However, if we make voluntary prepayments of the term B and term C loans, which have $98.9 million and $241.3 million outstanding in our long-term debt as of January 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

Other Debt Agreements

     We have a note payable to a beverage co-packer in an outstanding principal amount of $3.4 million as of January 2, 2000 due in 2000.

     Our long-term debt repayments during 2000 are expected to be $32.3 million, including $28.9 million under the term loans discussed above and $3.4 million under the note payable to a beverage co-packer also discussed above.

Debt Agreement Restrictions and Guarantees

     Under the credit facility substantially all of our assets along with those of other subsidiaries of Triarc Consumer Products Group, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by, among other subsidiaries of Triarc Consumer Products Group, Snapple, Mistic and Stewart's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group and, among other of its subsidiaries, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic and Stewart's. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic and Stewart's, among other subsidiaries of Triarc Consumer Products Group, and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

     Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends by the subsidiaries of Triarc Beverage Holdings to Triarc Beverage Holdings. Under the most restrictive of these covenants, Snapple, Mistic and Stewart's are unable to pay any dividends or make any loans or advances to Triarc Beverage Holdings other than (1) the one-time distributions, including dividends, paid by these subsidiaries to Triarc Beverage Holdings and, in turn, to Triarc Consumer Products Group in connection with the refinancing transactions, (2) dividends to Triarc Beverage Holdings to the extent necessary to allow Triarc Beverage Holdings or Triarc Consumer Products Group to make scheduled payments on the 10 1/4% notes and (3) dividends paid to Triarc Beverage Holdings and, in turn, to Triarc Consumer Products Group in an amount not to exceed $0.2 million in any fiscal year, less any amounts paid by Royal Crown or RC/Arby's, to the extent necessary to allow Triarc Consumer Products Group to pay certain expenses. While there are no restrictions applicable to Triarc Beverage Holdings to pay dividends to Triarc Consumer Products Group, Triarc Beverage Holdings is dependent upon cash flows from its subsidiaries to pay dividends. We were in compliance with all of these covenants as of January 2, 2000.

Capital Expenditures

     Capital expenditures amounted to $7.4 million during 1999. We expect that cash capital expenditures will approximate $9.0 million for 2000 for which there were $1.4 million of outstanding commitments as of January 2, 2000. Our planned capital expenditures include approximately $5.0 million for a premium beverage packing line at one of our company-owned distributors.

Acquisitions

     In February 1999 we acquired Millrose for $17.5 million as discussed above. On January 2, 2000 we acquired Snapple Distributors of Long Island, Inc., a distributor of Snapple and Stewart's products on Long Island, New York, for cash of $16.8 million, including expenses, subject to post-closing adjustments. We also entered into a three-year non-compete agreement with the sellers for $2.0 million payable ratably over a ten-year period. On March 31, 2000 Triarc Parent acquired certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, plus expenses and subject to post-closing adjustment. Triarc Parent in turn contributed those assets of California Beverage to us through Triarc Consumer Products Group. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

     We are included in the consolidated Federal income tax return of Triarc Parent. Under a former tax- sharing agreement with Triarc Parent through January 3, 1999 and an informal arrangement with Triarc Consumer Products Group which, in turn, has a revised tax-sharing agreement with Triarc Parent effective January 4, 1999, we are required to pay Federal income taxes to Triarc Parent through Triarc Consumer Products Group on the same basis as if separate consolidated returns for Triarc Beverage Holdings were filed. In accordance with the revised tax-sharing agreement, during 1999 we transferred our remaining $14.7 million of deferred tax benefits associated with existing Federal net operating loss carryforwards to Triarc Parent as if such transfer were a distribution from us through Triarc Consumer Products Group. In accordance therewith, we recorded a charge to "Accumulated deficit" and a credit to "Deferred income taxes" of $14.7 million. Accordingly, we did not make any tax-sharing payments to Triarc Parent or Triarc Consumer Products Group during 1999. As of January 2, 2000, we no longer have any net operating loss carryforward benefits available to us under the revised tax-sharing agreement.

Cash Requirements

     As of January 2, 2000, our consolidated cash requirements for 2000, exclusive of operating cash flow requirements which include tax-sharing payments to Triarc Parent as discussed above, consist principally of (1) debt principal repayments aggregating $32.3 million, (2) capital expenditures of approximately $9.0 million and (3) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) existing cash and cash equivalents of $22.1 million as of January 2, 2000, (2) cash flows from operations and/or (3) the $51.1 million of availability as of January 2, 2000 under the $60.0 million revolving credit facility to the extent not already borrowed by Royal Crown or RC/Arby's.

Triarc Beverage Holdings

     Triarc Beverage Holdings is a holding company which, other than its investments in subsidiaries and intercompany receivables, has no significant assets and whose primary liability consists of the $300.0 million principal amount of 10 1/4% notes co-issued with Triarc Consumer Products Group, which is the principal obligor. This liability is offset by an equal amount of receivable from Triarc Consumer Products Group, which is classified in our stockholders' deficit.

     As discussed above, Triarc Beverage Holding's subsidiaries are currently unable to pay any dividends or make any additional loans or advances to Triarc Beverage Holdings under the terms of the credit facility described above except to enable Triarc Consumer Products Group or Triarc Beverage Holdings to make interest payments under the 10 1/4% notes and to enable Triarc Consumer Products Group to pay up to $0.2 million of general corporate expenses per year. Triarc Beverage Holdings does not anticipate any significant cash requirements for 2000.

Legal and Environmental Matters

     We are involved in litigation and claims incidental to our businesses. We have reserves for legal matters of $0.4 million as of January 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

Year 2000

     We completed a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, we had performed the required remediation and testing before January 1, 2000. We incurred an aggregate $0.2 million of costs in 1999 in order to become year 2000 compliant, including computer software and hardware costs and related consulting costs, all of which was capitalized.

     An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our suppliers, banking institutions, customers, payroll processors and others was also completed to the extent possible prior to January 1, 2000, indicating no significant problems.

     We have encountered no significant year 2000 compliance related problems either internally or with third party entities since January 1, 2000.

Inflation and Changing Prices

     Management believes that inflation did not have a significant effect on gross margins during 1997, 1998 and 1999, since inflation rates generally remained at relatively low levels. Historically, we have been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of our business.

Seasonality

     Our business is seasonal. The highest revenues occur during the spring and summer, between April and September and, accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter EBITDA and operating profit have also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement 133 is effective for our fiscal year beginning January 1, 2001, as amended by Statement of Financial Accounting Standards No. 137 which defers the effective date. Although we have not yet completed the process of identifying all of our derivative instruments that fall within the scope of Statement 133, we are not currently aware of having any significant derivatives within such scope. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and to a much lesser extent, foreign currency fluctuations.

     Policies and Procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As of January 3, 1999 we had one interest rate cap agreement related to interest on one-half of our variable-rate term loans under a then existing $380.0 million credit facility which provided for a cap which was approximately 3% higher than the prevailing interest rate at that time. As of January 2, 2000 we had one interest rate cap agreement relating to interest on one-half of our variable-rate term loans under the current $535.0 million senior bank credit facility in which we participate with an affiliate which provides for a cap which was approximately 2% higher than the prevailing interest rate at that time.

Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. We have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. However, foreign export sales and foreign operations for the years ended January 3, 1999 and January 2, 2000 represented only 5% and 4% of our revenues, respectively, and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 3, 1999 and January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations. At the present time, we do not hedge our foreign currency exposures as we do not believe this exposure to be material.

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At January 3, 1999 and January 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and/or money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

     All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at January 3, 1999 and January 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

     The following table reflects the estimated effects on the market value of our financial instruments as of January 3, 1999 and January 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                               January 3, 1999            January 2, 2000
                          ------------------------   ----------------------
                           Carrying     Interest      Carrying    Interest
                             Value      Rate Risk       Value     Rate Risk
                             -----      ---------       -----     ---------
Cash equivalents..........$    32,997  $     --      $   13,001  $     --
Long-term debt............    291,289     (2,843)       678,310     (4,701)


     The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations.

     The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at January 3, 1999 and January 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 11% decline in earnings as the weighted average interest rate of our variable-rate debt at January 3, 1999 and January 2, 2000 approximated 9% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our results of operations and not our financial position.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report......................................
Consolidated Balance Sheets as of January 3, 1999
    and January 2, 2000...........................................
Consolidated Statements of Operations for the fiscal
    years ended December 28, 1997, January 3, 1999,
    and January 2, 2000...........................................
Consolidated Statements of Stockholders' Equity
    (Deficit) for the fiscal years ended
    December 28, 1997, January 3, 1999 and
    January 2, 2000...............................................
Consolidated Statements of Cash Flows for the fiscal
    years ended December 28, 1997,
    January 3, 1999, and January 2, 2000..........................
Notes to Consolidated Financial Statements........................

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC BEVERAGE HOLDINGS CORP.:
White Plains, New York

       We have audited the accompanying consolidated balance sheets of Triarc Beverage Holdings Corp. and subsidiaries (the "Company") as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
March 10, 2000



                                     TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands except share data)

                                                                                             January 3,     January 2,
                                                                                                1999            2000
                                                                                                ----            ----
                                         ASSETS

Current assets:
    Cash (including cash equivalents of $32,997 and $13,001)................................$     39,578   $     22,108
    Receivables (Note 4)....................................................................      35,892         50,579
    Inventories (Note 4)....................................................................      41,563         55,848
    Deferred income tax benefit (Note 7)....................................................      11,700         11,276
    Prepaid expenses and other current assets...............................................       4,422          2,816
                                                                                            ------------   ------------
         Total current assets...............................................................     133,155        142,627
Properties (Note 4).........................................................................      15,998         17,839
Unamortized costs in excess of net assets of acquired companies (Note 4)....................     120,145        119,356
Trademarks (Note 4).........................................................................     254,340        244,181
Other intangible assets (Note 4)............................................................         565         31,122
Deferred costs and other assets (Note 4)....................................................      12,367         15,780
                                                                                            ------------   ------------
                                                                                            $    536,570   $    570,905
                                                                                            ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt (Notes 5 and 6).......................................$      8,338   $     32,301
    Accounts payable .......................................................................      33,918         28,063
    Accrued expenses (Note 4)...............................................................      35,260         54,978
    Due to Triarc Companies, Inc. and affiliates (Notes 7 and 17)...........................      18,158         30,064
                                                                                            ------------   ------------
         Total current liabilities..........................................................      95,674        145,406
Long-term debt (Notes 5 and 6)..............................................................     282,951        646,009
Deferred income taxes (Note 7)..............................................................      35,500         61,337
Other liabilities...........................................................................       3,552          5,615
Redeemable preferred stock (Note 8).........................................................      87,587         96,320
Commitments and contingencies  (Notes 3, 7, 15, 16 and 18)
Stockholders' equity (deficit) (Notes 5 and 9):
    Common stock, $1.00 par value; authorized 2,000,000 shares, issued and
        outstanding 850,000 and 850,500 shares..............................................         850            850
    Additional paid-in capital..............................................................      35,761            --
    Accumulated deficit.....................................................................      (5,342)       (72,197)
    Receivable from parent..................................................................         --        (312,417)
    Accumulated other comprehensive income (deficit)........................................          37            (18)
                                                                                            ------------   ------------
          Total stockholders' equity (deficit)..............................................      31,306       (383,782)
                                                                                            ------------   ------------
                                                                                            $    536,570   $    570,905
                                                                                            ============   ============




          See accompanying  notes to consolidated  financial statements.




                                     TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (In thousands)

                                                                                         Year Ended
                                                                      ----------------------------------------------
                                                                      December 28,       January 3,       January 2,
                                                                          1997             1999             2000
                                                                          ----             ----             ----

Net revenues..........................................................$    408,841    $     611,546     $     651,076
                                                                      ------------    -------------     -------------

Costs and expenses:
   Cost of sales, excluding depreciation and amortization related
     to sales of $790, $1,265 and $1,629..............................     239,137          359,123           380,831
   Advertising, selling and distribution (Note 1).....................     101,052          136,772           145,634
   General and administrative.........................................      28,252           37,826            42,267
   Depreciation and amortization, excluding amortization of
      deferred financing costs........................................      16,236           21,665            22,907
   Capital structure reorganization related charges (Note 10).........         --               --              3,348
   Charges (credit) related to post-acquisition transition,
     integration and changes to business strategies (Note 11).........      32,840              --               (549)
                                                                      ------------    -------------     -------------
                                                                           417,517          555,386           594,438
                                                                      ------------    -------------     -------------
         Operating profit (loss)......................................      (8,676)          56,160            56,638
Interest expense .....................................................     (22,270)         (28,587)          (36,030)
Gain (loss) on sale of business (Note 12).............................          --            4,702              (889)
Other income, net (Note 13)...........................................       2,071            1,510             1,409
                                                                      ------------    -------------     -------------
         Income (loss) before income taxes and
            extraordinary charges.....................................     (28,875)          33,785            21,128
Benefit from (provision for) income taxes (Note 7)....................      10,072          (14,627)          (12,675)
                                                                      ------------    -------------     -------------
         Income (loss) before extraordinary charges...................     (18,803)          19,158             8,453
Extraordinary charges (Note 14).......................................      (1,154)             --             (4,876)
                                                                      ------------    -------------     -------------
         Net income (loss)............................................$    (19,957)   $      19,158     $       3,577
                                                                      ============    =============     =============





  See accompanying  notes to consolidated  financial statements.





                                     TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            (In thousands except share data)


                                                                                                  Cumulative Other
                                                                                              Comprehensive Income (Loss)
                                                                                              --------------------------
                                                                                               Unrealized
                                            Common Stock                                     Gain (Loss) on
                                         ------------------ Additional             Receivable  Available-     Currency
                                          Number      Par     Paid-in  Accumulated    from      for-Sale     Translation
                                         Of Shares   Value    Capital    Deficit     Parent    Investments    Adjustment    Total
                                         ---------   -----    -------    -------     ------    -----------    ----------    -----

Balance at December 31, 1996..........       873   $    1  $   27,499  $     (510) $       --     $   --     $     --    $   26,990
                                                                                                                         ----------
   Comprehensive loss:
      Net loss........................        --       --          --     (19,957)         --         --           --       (19,957)
      Unrealized gain on available-
         for-sale investment..........        --       --          --          --          --          42          --            42
      Net change in currency
         translation adjustment.......        --       --          --          --          --         --           56            56
                                                                                                                         ----------
      Comprehensive loss..............        --       --          --          --          --         --           --       (19,859)
                                                                                                                         ----------
   Pushdown of Triarc Companies,
      Inc.'s acquisition basis in
      Stewart's Beverages, Inc.
      (Notes 3 and 9).................        --       --      40,847          --          --          --          --        40,847
   Capital contribution through
      forgiveness of a liability to
      Triarc Companies, Inc.
      (Note 17).......................        --       --         625          --          --         --           --           625
   Issuance of 1,000 shares of
      Triarc Beverage Holdings
      Corp. common stock
      (Note 9)........................     1,000        1          --          --          --         --           --             1
   Dividend requirement on
      redeemable preferred stock
      (Note 8)........................        --       --      (4,604)         --          --         --           --        (4,604)
   Contribution of 873 shares of
      Mistic Brands, Inc. common
      stock to Triarc Beverage
      Holdings Corp...................      (873)      (1)         --          --          --         --           --            (1)
   Triarc Beverage Holdings Corp.
      common stock split
      (Note 9)........................   849,000      849        (849)         --          --         --           --            --
                                      ----------   ------  ----------  ----------  -----------    -------    --------    ----------
Balance at December 28, 1997..........   850,000      850      63,518     (20,467)         --          42          56        43,999
                                                                                                                         ----------
   Comprehensive income:
      Net income......................        --       --          --      19,158          --         --           --        19,158
      Reclassification adjustment
         for prior year appreciation
         on available-for-sale
         investment sold during
         the year.....................        --       --          --         --           --         (42)         --           (42)
      Net change in currency
         translation adjustment.......        --       --          --          --          --          --         (19)          (19)
                                                                                                                         ----------
      Comprehensive income............        --       --          --          --          --          --          --        19,097
                                                                                                                         ----------
   Adjustment to pushdown of
      Triarc Companies, Inc.'s
      acquisition basis in Stewart's
      Beverages, Inc. (Note 3)........        --       --        (251)         --          --          --          --          (251)
   Cash dividends.....................        --       --     (19,523)     (4,033)         --          --          --       (23,556)
   Dividend requirement on
      redeemable preferred stock
      (Note 8)........................        --       --      (7,983)        --           --          --          --        (7,983)
                                      ----------   ------  ----------  ----------  -----------    -------    --------    ----------
Balance at January 3, 1999............   850,000      850      35,761      (5,342)         --          --          37        31,306
                                                                                                                         ----------
   Comprehensive income:
      Net income......................       --       --          --        3,577          --         --          --          3,577
      Net change in currency
         translation adjustment.......       --       --          --          --           --         --          (55)          (55)
                                                                                                                         ----------
      Comprehensive income............       --       --          --          --           --         --          --          3,522
                                                                                                                         ----------
   Dividend requirement on
      redeemable preferred stock

      (Note 8)........................       --       --       (1,192)     (7,541)         --         --          --         (8,733)
   Cash dividends (Note 5)............       --       --      (34,569)    (48,268)         --         --          --        (82,837)
   Receivable from parent
      resulting from issuance of
      10 1/4% senior subordinated
      notes due 2009 (Note 5).........       --       --          --          --      (300,000)       --          --       (300,000)
   Increase to receivable from
      parent for accrued interest
      on the 10 1/4% senior
      subordinated notes due 2009
      (Note 5)........................        --      --          --          --       (12,417)       --          --        (12,417)
   Transfer of deferred income tax
      benefits as if it were a
      distribution (Note 7)...........       --       --          --      (14,676)         --         --          --        (14,676)
   Issuance of Triarc Beverage
      Holdings Corp. common
      stock upon exercise of stock
      options (Note 9)................       500      --          --           53          --         --          --             53
                                      ----------   ------  ----------  ----------  -----------    -------    --------    ----------
Balance at January 2, 2000............   850,500   $  850  $      --   $  (72,197) $  (312,417)   $   --     $    (18)   $ (383,782)
                                      ==========   ======  ==========  ==========  ===========    =======    ========    ==========



                 See   accompanying   notes  to  consolidated financial statements.




                                           TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                                              Year Ended
                                                                            --------------------------------------------
                                                                            December 28,      January 3,      January 2,
                                                                                1997             1999            2000
                                                                                ----             ----            ----

Cash flows from operating activities:
    Net income (loss).....................................................  $  (19,957)     $    19,158      $      3,577
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Amortization of costs in excess of net assets of acquired
           companies, trademarks and certain other items..................      11,674           16,169            17,047
        Depreciation and amortization of properties.......................       4,562            5,496             5,860
        Amortization of deferred financing costs .........................       1,541            1,885             2,233
        Write-off of unamortized deferred financing costs and, in
           1999, interest rate cap agreement costs........................       1,889               --             7,990
        Provision for (benefit from) deferred income taxes................     (10,855)           2,245             8,366
        Provision for doubtful accounts...................................       1,878            1,029               929
        Capital structure reorganization related charge...................         --               --              3,348
        Net provision (reversal or payments) for charges related to post-acquisition transition, integration and changes to
           business strategies............................................      21,509           (6,025)             (549)
        (Gain) loss on sale of business...................................          --           (4,702)              889
        Other, net........................................................       2,305             (487)            1,898
        Changes in operating assets and liabilities:
           Decrease (increase) in receivables.............................       8,996            2,747           (13,418)
           Decrease (increase) in inventories.............................       6,854            3,388           (11,409)
           Decrease (increase) in prepaid expenses and other
               current assets.............................................       1,915             (538)            1,379
           Decrease in accounts payable and accrued expenses..............      (6,808)         (14,197)           (5,754)
           Increase in due to Triarc Companies, Inc. and affiliates.......      13,903            2,404             6,948
                                                                            ----------      -----------      ------------
                  Net cash provided by operating activities...............      39,406           28,572            29,334
                                                                            ----------      -----------      ------------
Cash flows from investing activities:
      Acquisition of Snapple Beverage Corp. ..............................    (307,205)             (43)              --
      Other business acquisitions (cash acquired in 1997).................       2,409              --            (34,336)
      Capital expenditures................................................      (2,724)          (5,799)           (7,388)
      Proceeds from sale of investment in Select Beverages, Inc...........          --           28,342               --
      Other...............................................................         354              542              (646)
                                                                            ----------      -----------      ------------
                  Net cash provided by (used in) investing activities.....    (307,166)          23,042           (42,370)
                                                                            ----------      -----------      ------------
Cash flows from financing activities:
     Proceeds from long-term debt ........................................     303,400              --            378,700
     Repayments of long-term debt ........................................     (75,636)         (12,259)         (291,752)
     Dividends............................................................         --           (23,556)          (82,837)
     Deferred financing costs.............................................     (11,385)             --            (16,991)
     Reimbursement of estimated deferred financing costs from
        affiliate.........................................................         --               --              3,800
     Net advances from affiliate..........................................         --               --              4,593
     Proceeds from issuance of redeemable preferred stock.................      75,000              --                --
     Proceeds from stock option exercises.................................         --               --                 53
     Proceeds from issuance of common stock...............................           1              --                --
                                                                            ----------      -----------      ------------
                  Net cash provided by (used in) financing activities.....     291,380          (35,815)           (4,434)
                                                                            ----------      -----------      ------------
  Net increase (decrease) in cash and cash equivalents....................      23,620           15,799           (17,470)
  Cash and cash equivalents at beginning of year..........................         159           23,779            39,578
                                                                            ----------      -----------      ------------
  Cash and cash equivalents at end of year ...............................  $   23,779      $    39,578      $     22,108
                                                                            ==========      ===========      ============

  Supplemental  disclosures of cash flow information:
     Cash paid  during the year for:

          Interest........................................................  $   18,413      $    24,552      $     30,914
                                                                            ==========      ===========      ============
          Income taxes, net of refunds....................................  $      391      $     2,784      $       (194)
                                                                            ==========      ===========      ============



     Due to their non-cash nature, the following transactions are not reflected in the consolidated statements of cash flows (expressed in whole dollars):

        On November 25, 1997 Triarc Companies, Inc.("Triarc Parent"), the direct parent of the Company (see Note 1 for definition), acquired Stewart's Beverages, Inc. ("Stewart's") for 1,566,858 shares of Triarc Parent common stock exchanged for all of the then outstanding stock of Stewart's and 154,931 stock options of Triarc Parent exchanged for all of the then outstanding stock options of Stewart's. The Stewart's acquisition was accounted for by Triarc Parent in accordance with the purchase method of accounting. Triarc Parent's basis in Stewart's was "pushed down" to Stewart's and the excess of the purchase price over the net assets acquired was allocated to the Stewart's assets and liabilities as of November 25, 1997. See Note 3 to the consolidated financial statements for further discussion of this transaction.

         On May 22, 1997 the Company acquired Snapple Beverage Corp. The portion of the purchase price that was not yet paid as of December 28, 1997, representing a portion of the expenses related to the acquisition, was $2,181,000.

         During 1997 Triarc Parent made a capital contribution to the Company through the assumption or forgiveness of liabilities of Mistic Brands, Inc. of $625,000. See Note 17 to the consolidated financial statements for further discussion of this transaction.

         During 1997, 1998 and 1999 the Company recorded cumulative dividends not declared or paid on its redeemable preferred stock of $4,604,000, $7,983,000 and $8,733,000, respectively, as increases in "Redeemable preferred stock" with offsetting charges to "Additional paid-in-capital" to the extent such balance was positive, and thereafter to "Accumulated deficit," since payment of the dividends is not solely in the control of the Company.

         During 1999 Triarc Consumer Products Group, LLC ("TCPG"), the parent of the Company, and the Company issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes"). TCPG and the Company have both recorded their obligations under the Notes as of January 2, 2000 consisting of $300,000,000 principal amount as long-term debt and $12,417,000 of related accrued but unpaid interest in "Accrued expenses." The Company has reported a corresponding charge of $312,417,000 in "Receivable from parent" included as a component of stockholders' deficit. See Note 5 to the consolidated financial statements for further discussion of this transaction.

         During 1999 the Company transferred $14,676,000 of deferred income tax benefits to Triarc Parent as if such transfer were a distribution from the Company to Triarc Parent. See Note 7 to the consolidated financial statements for further discussion of this transaction.

         See   accompanying    notes   to   consolidated financial statements.

                  TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 January 2, 2000

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings"), an indirect 99.9% owned subsidiary of Triarc Companies, Inc. ("Triarc Parent"), commenced operations on May 22, 1997 with the concurrent acquisition by Triarc Beverage Holdings of Snapple Beverage Corp. ("Snapple") and the concurrent contribution to Triarc Beverage Holdings by Triarc Parent of Mistic Brands, Inc. ("Mistic" - acquired by Triarc Parent prior to January 1, 1997). On February 23, 1999, Triarc Consumer Products Group, LLC ("TCPG"), a wholly-owned subsidiary of Triarc Parent, acquired all of the stock of Triarc Beverage Holdings which was then wholly owned by Triarc Parent. Effective May 17, 1999 TCPG contributed the stock of Stewart's Beverages, Inc. ("Stewart's," - acquired by Triarc Parent on November 25, 1997), formerly Cable Car Beverage Corporation, to Triarc Beverage Holdings. See Note 3 for a discussion of the 1997 Snapple and Stewart's acquisitions.

    The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Mistic from January 1, 1997 through May 22, 1997 and of Triarc Beverage Holdings and its subsidiaries, Snapple, Mistic and, effective November 25, 1997, Stewart's, from May 22, 1997 to January 2, 2000. The consolidated financial statements for the period from January 1, 1997 through May 22, 1997 reflect the financial position, results of operations and cash flows of Mistic since Mistic was under the common control of Triarc Parent during such period and, accordingly, are presented on an "as if pooling" basis. The consolidated financial statements include the consolidated financial position, results of operations and cash flows of Stewart's from its November 25, 1997 acquisition by Triarc Parent to its May 17, 1999 contribution to the Company since Stewart's was under the common control of Triarc Parent during such period and, accordingly, are presented on an "as if pooling basis." The entity representative of Mistic from January 1, 1997 to May 22, 1997 and Triarc Beverage Holdings and its subsidiaries from May 22, 1997 through January 2, 2000, or any one or more of such entities or their subsidiaries, is referred to herein as the "Company." The aforementioned capital contributions of subsidiaries by Triarc Parent to Triarc Beverage Holdings have been recognized using carryover basis accounting since all such entities were under common control from their respective dates of formation or acquisition by Triarc Parent.

    All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year contained 52 weeks and commenced January 1, 1997 and ended on December 28, 1997, its 1998 fiscal year contained 53 weeks and commenced December 29, 1997 and ended on January 3, 1999 and its 1999 fiscal year contained 52 weeks and commenced January 4, 1999 and ended on January 2, 2000. Such periods are referred to herein as (1) "the year ended December 28, 1997" or "1997," (2) "the year ended January 3, 1999" or "1998" and (3) "the year ended January 2, 2000" or "1999," respectively. January 3, 1999 and January 2, 2000 are referred to herein as "Year-End 1998" and "Year-End 1999," respectively.

Cash Equivalents

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in commercial paper of high credit-quality entities and money market mutual funds.

Inventories

    The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out basis.

Non-Current Investments

     The Company had non-current investments during 1997 and 1998 (see Notes 11 and 13). Such investments in which it had significant influence over the investee ("Equity Investments") were accounted for in accordance with the equity method of accounting under which the consolidated results included the Company's share of income or loss of such investees. The excess, if any, of the carrying value of the Company's Equity Investments over the underlying equity in net assets of each investee was being amortized to equity in earnings (losses) of investees included in "Other income, net" on a straight-line basis over 35 years.

Properties and Depreciation and Amortization

     Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of machinery and equipment is computed principally on the straight-line basis using the estimated useful lives of 3 to 7 years. Leasehold improvements and leased assets capitalized are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Amortization of Intangibles

     Costs in excess of net assets of acquired companies ("Goodwill") and trademarks are being amortized on the straight-line basis over 15 to 35 years. Distribution rights are being amortized on the straight-line basis principally over 15 years. Other intangible assets are being amortized on the straight-line basis over 2 to 7 years. Deferred financing costs are being amortized as interest expense over the lives of the respective debt using the interest rate method.

Impairments

Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance. To the extent future operating performance of those companies to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, the impairment loss is recognized for the excess of the carrying value over the fair value of an asset to be held and used or over the net realizable value of an asset to be disposed.

Derivative Financial Instruments

     The Company enters into interest rate cap agreements in order to protect against significant interest rate increases on certain of its floating-rate debt. The costs of such agreements are amortized over the lives of the respective agreements. The only cap agreement outstanding as of January 2, 2000 is approximately two percentage points higher than the interest rate on the related debt as of such date.

Stock-Based Compensation

     The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Foreign Currency Translation

     Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the "Currency translation adjustment" component of "Accumulated other comprehensive income (deficit)" in "Stockholders' equity (deficit)."

Advertising Costs and Promotional Allowance

     The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $24,661,000, $33,205,000 and $31,652,000 for 1997, 1998 and
1999, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances the most significant of which are for
(1) indirect  advertising by such bottlers and distributors  including  in-store displays and point-of-sale materials, (2) cold drink equipment and (3) promotional merchandise. Promotional allowances are principally expensed when the related promotion takes place. Estimates used to expense the costs of certain promotions where the Company expects reporting delays by the bottlers or distributors are adjusted quarterly based on actual amounts reported. Promotional allowances amounted to $51,011,000, $65,960,000 and $73,388,000 for 1997, 1998 and 1999, respectively, and are included in "Advertising, selling and distribution" in the accompanying consolidated statements of operations.

Income Taxes

     The Company is included in the consolidated Federal income tax return of Triarc Parent. Pursuant to tax-sharing agreements among Triarc Parent, TCPG and/or the Company, Federal income taxes are provided on the same basis as if the Company filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Revenue Recognition

     The Company records sales when inventory is shipped or delivered. Sales terms generally do not allow a right of return.

Reclassifications

     Certain  amounts  included  in  the  prior  years'  consolidated  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

(2) Significant Risks and Uncertainties

Nature of Operations

     The Company markets and distributes, principally to distributors and, to a lesser extent, directly to retailers, premium beverages including all-natural ready-to-drink iced teas, fruit drinks, juices and carbonated sodas under the principal brand names Snapple(R), Snapple Elements(TM), Whipper Snapple(R), Snapple Farms(R), Snapple Refreshers(TM), Mistic(R), Mistic Fruit Blast(TM), Mistic Italian Ice Smoothies(TM), Mistic SunValley Squeeze(TM), and Stewart's(R). The Company manages and internally reports its operations as one business segment in evaluating performance and in determining resource allocation. The Company operates its businesses principally throughout the United States.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risk Concentrations

     The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of raw materials is somewhat mitigated for several reasons. No customer accounted for more than 9% of consolidated revenues. While the Company has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers and other raw materials (such as glass bottles) from a relatively small number of suppliers, the Company believes that, if necessary, adequate raw materials, other than glass bottles, can be obtained from alternate sources. It is uncertain whether all of the glass bottles supplied by two suppliers, which supplied approximately 88% of the Company's 1999 purchases of glass bottles, could be replaced by alternate sources. Management, however, does not believe that it is reasonably possible that the Company's largest glass bottle suppliers will be unable to supply substantially all of their anticipated volumes in the near term. The Company's three largest co- packer facilities represented an aggregate of 54% of the Company's total 1999 production. One co-packer held 18% of the Company's finished goods inventory as of January 2, 2000. Management believes, however, that sufficient replacement co-packer services could be obtained if necessary. The Company's product offerings are varied, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, fruit juices and flavored seltzers. Risk of geographical concentration is also minimized since the Company generally operates throughout the United States with minimal foreign exposure.

(3) Business Acquisitions

1999 Transactions

Millrose and Long Island Snapple Acquisitions

     On February 26, 1999 the Company acquired (the "Millrose Acquisition") Millrose Distributors, Inc. ("Millrose"), a New Jersey distributor of the Company's beverages which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for cash of $17,491,000 (including expenses of $241,000), subject to certain post-closing adjustments.

     On January 2, 2000 the Company acquired (the "Long Island Snapple Acquisition") Snapple Distributors of Long Island, Inc. ("Long Island Snapple"), a distributor of Snapple and Stewart's products on Long Island, New York for cash of $16,845,000 (including expenses of $45,000), subject to certain post-closing adjustments. The Company also entered into a three-year non-compete agreement with the sellers for $2,000,000 (discounted value of $1,246,000) payable ratably over a ten-year period.

     The Millrose Acquisition and the Long Island Snapple Acquisition were accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Millrose and the preliminary allocation of the purchase price of Long Island Snapple to the assets and liabilities assumed is presented below under "Purchase Price Allocations of Acquisitions."

1997 Transactions

Acquisition of Snapple

     On May 22, 1997 the Company acquired (the "Snapple Acquisition") Snapple, a marketer and distributor of premium beverages, from The Quaker Oats Company ("Quaker") for $309,386,000 consisting of cash of $300,126,000 (including $126,000 of post-closing adjustments) and $9,260,000 of fees and expenses. The purchase price for the Snapple Acquisition was funded from (1) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement (the "Former Beverage Credit Agreement" - see Note 5), entered into by Snapple,
Mistic, Triarc Beverage Holdings and, as amended as of August 15, 1998, Stewart's and (2) $75,000,000 from the issuance of 75,000 shares of redeemable preferred stock (see Note 8) of Triarc Beverage Holdings to Triarc Parent.

     The Snapple Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Snapple to the assets acquired and liabilities assumed, along with allocations related to the Stewart's Acquisition (see below), is presented below under "Purchase Price Allocations of Acquisitions."

Stewart's Acquisition

     On November 25, 1997 Triarc Parent acquired (the "Stewart's Acquisition") Stewart's, a marketer and distributor of premium beverages in the United States and Canada, primarily under the Stewart's(R) brand name, for an aggregate purchase price of $40,596,000. Such purchase price consisted of (1) 1,566,858 shares of Triarc Parent common stock with a value of $37,409,000 as of November 25, 1997 (based on the closing price of such common stock on such date of $23.875 per share), issued in exchange for all of the then outstanding stock of Stewart's, (2) 154,931 options to acquire Triarc Parent common stock, with a value of $2,788,000 (based on a calculation using the Black-Scholes option pricing model) as of November 25, 1997, issued in exchange for all of the then outstanding stock options of Stewart's and (3) $399,000 of related expenses (originally estimated at $650,000).

     The Stewart's Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Stewart's to the assets acquired and liabilities assumed, along with allocations related to the Snapple Acquisition, is presented below under "Purchase Price Allocations of Acquisitions."

Purchase Price Allocations of Acquisitions

     The following table sets forth the allocation of the aggregate purchase prices of the acquisitions discussed above and a reconciliation to business acquisitions in the accompanying consolidated statements of cash flows (in thousands):

                                                   1997       1998       1999
                                                   ----       ----       ----

    Current assets............................   $113,767    $   --     $ 4,585
    Properties................................     21,613        --         566
    Goodwill..................................    102,271       (251)     4,619
    Trademarks................................    221,300        --         --
    Other intangible assets...................        --         --      31,524
    Other assets..............................     27,697        --         --
    Current liabilities ......................    (73,898)        43         94
    Long-term debt assumed including
      current portion.........................       (686)       --         --
    Deferred income tax liabilities...........    (52,513)       --      (5,843)
    Other liabilities.........................    (13,908)       --      (1,209)
                                                 --------    -------    -------
                                                  345,643       (208)    34,336
    Less (plus):
         Purchase price (including estimated
         expenses of $650 adjusted  by $251
         in 1998) for Stewart's Acquisition
         paid by Triarc Parent  through the
         issuance of its common stock and
         stock options and "pushed down"
         to Stewart's.........................     40,847       (251)       --
                                                 --------    -------    -------
                                                 $304,796    $    43    $34,336
                                                 ========    =======    =======
(4) Balance Sheet Detail

Receivables

     The following is a summary of the components of receivables (in thousands):

                                                       Year-End
                                                  ------------------
                                                   1998        1999
                                                   ----        ----

      Receivables:
         Trade....................................$35,521     $46,104
         Other....................................  3,390       6,978
                                                  -------     -------
                                                   38,911      53,082
      Less allowance for doubtful accounts........  3,019       2,503
                                                  -------     -------
                                                  $35,892     $50,579
                                                  =======     =======

     The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                    1997      1998       1999
                                                    ----      ----       ----
   Trade:
      Balance at beginning of year..............$    450     $4,557    $3,019
      Provision for doubtful accounts...........   4,132(a)   1,029       380(b)
      Recoveries of accounts previously
          written off...........................     595        --         --
      Uncollectible accounts written off........    (620)    (2,567)     (896)
                                                --------     ------   -------
      Balance at end of year....................$  4,557     $3,019   $ 2,503
                                                ========     ======   =======
      ------------

     (a) Includes $2,254,000 charged to "Charges (credit) related to post-acquisition transition, integration and changes to business strategies" (see Note 5).
     (b) Includes $549,000 credited to "Charges (credit) related to post-acquisition transition, integration and changes to business strategies" (see Note 5).

      Substantially all receivables are pledged as collateral for certain debt (see Note 5).

Inventories

     The following is a summary of the components of inventories (in thousands):

                                                         Year-End
                                                  ----------------------
                                                      1998        1999
                                                      ----        ----

      Raw materials...............................$  16,662    $  17,540
      Finished goods..............................   24,901       38,308
                                                  ---------    ---------
                                                  $  41,563    $  55,848
                                                  =========    =========

     Substantially all inventories are pledged as collateral for certain debt (see Note 5).

Properties

     The following is a summary of the components of properties (in thousands):

                                                                  Year-End
                                                            -------------------
                                                              1998        1999
                                                              ----        ----

    Machinery and equipment.................................$21,648     $28,077
    Leasehold improvements..................................  4,166       4,727
    Leased assets capitalized...............................    294         248
                                                            -------     -------
                                                             26,108      33,052
    Less accumulated depreciation and
        amortization........................................ 10,110      15,213
                                                            -------     -------
                                                            $15,998     $17,839
                                                            =======     =======

     Substantially all properties are pledged as collateral for certain debt (see Note 5).

Unamortized Costs in Excess of Net Assets of Acquired Companies

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                            Year-End
                                                    ------------------------
                                                        1998         1999
                                                        ----         ----

    Costs in excess of net assets of acquired
        companies (Note 3)..........................$  131,349    $  135,968
    Less accumulated amortization...................    11,204        16,612
                                                    ----------    ----------
                                                    $  120,145    $  119,356
                                                    ==========    ==========

Trademarks

     The following is a summary of the components of trademarks (in thousands):

                                                    Year-End
                                           ------------------------
                                               1998          1999
                                               ----          ----

    Trademarks.............................$  276,900    $  276,900
    Less accumulated amortization..........    22,560        32,719
                                           ----------     ---------
                                           $  254,340    $  244,181
                                           ==========    ==========


     Substantially all trademarks are pledged as collateral for certain debt (see Note 5).


Other Intangible Assets

     The following is a summary of the components of other intangible assets (in thousands):

                                                                   Year-End
                                                            --------------------
                                                              1998        1999
                                                              ----        ----

    Distribution rights.....................................$   196     $27,916
    Non-compete agreements..................................  3,000       5,446
    Other...................................................    804       2,651
                                                            -------     -------
                                                              4,000      36,013
    Less accumulated amortization...........................  3,435       4,891
                                                            -------     -------
                                                            $   565     $31,122
                                                            =======     =======

Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  Year-End
                                                            -------------------
                                                              1998        1999
                                                              ----        ----
    Deferred financing costs................................$11,246     $13,531
    Less accumulated amortization of deferred
        financing costs.....................................  3,101       1,930
                                                            -------     -------
                                                              8,145      11,601
    Other...................................................  4,222       4,179
                                                            -------     -------
                                                            $12,367     $15,780
                                                            =======     =======

Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                                  Year-End
                                                           --------------------
                                                              1998        1999
                                                              ----        ----
    Accrued interest (Note 5)..............................$  2,599     $17,850
    Accrued promotional allowances.........................  10,587      14,135
    Accrued compensation and related benefits..............   6,618      10,212
    Accrued production contract losses (a).................   4,639       3,251
    Other..................................................  10,817       9,530
                                                           --------     -------
                                                           $ 35,260     $54,978
                                                           ========     =======

    ----------

    (a)Represents obligations related to the portion of those long-term production contracts with co-packers, assumed in connection with the Snapple Acquisition, which the Company does not anticipate utilizing based on projected future volumes. The decrease in this accrual during 1999 was due to obligations paid during such year.

(5) Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                 Year-End
                                                            -------------------
                                                             1998        1999
                                                             ----        ----
    Credit facility term loans bearing interest
        at a weighted average rate of 9.03% at
        January 2, 2000....................................$    --    $ 374,785
    10 1/4% senior subordinated notes due 2009.............     --      300,000
    Former Beverage Credit Agreement term loans
        refinanced in 1999................................. 284,333         --
    Other..................................................   6,956       3,525
                                                           --------   ---------
          Total debt....................................... 291,289     678,310
          Less amounts payable within one year.............   8,338      32,301
                                                           --------   ---------
                                                           $282,951   $ 646,009
                                                           ========   =========

     Aggregate annual maturities of long-term debt, including capitalized lease obligations, were as follows as of January 2, 2000 (in thousands):

        2000...........................................  $   32,301
        2001...........................................       7,912
        2002...........................................       9,578
        2003...........................................      11,267
        2004...........................................      11,686
        Thereafter.....................................     605,566
                                                         ----------
                                                         $  678,310
                                                         ==========

     On February 25, 1999 TCPG and Triarc Beverage Holdings issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes") and Snapple, Mistic and Stewart's, as well as RC/Arby's Corporation ("RC/Arby's"), a wholly-owned subsidiary of TCPG, and Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of RC/Arby's, (collectively, the "Borrowers") concurrently entered into an agreement (the "Credit Agreement") for a $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as three classes of term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for borrowings (the "Revolving Loans") by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. There were no borrowings under the Revolving Credit Facility in 1999. The Company utilized the proceeds of the borrowings under the Term Loans together with available cash and cash equivalents to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under the Former Beverage Credit Agreement and $1,503,000 of related accrued interest, (2) transfer $92,500,000 of proceeds in conjunction with the transfer of $96,300,000 (including $3,800,000 relating to then estimated deferred financing costs) of obligations under the Term Loans to Royal Crown, (3) acquire Millrose (see Note
3) for $17,491,000, (4) pay allocated fees and expenses of $16,991,000, including $3,460,000 of actual costs reimbursed by Royal Crown, relating to the consummation of the Credit Facility (collectively, the "Refinancing Transactions"), and (5) pay one-time distributions to Triarc Parent through TCPG of $87,220,000, including dividends of $82,837,000. The allocated fees and expenses of $16,991,000 relating to the consummation of the Credit Facility consist of $15,211,000 of fees and expenses, including commitment fees, paid to the lenders under the Credit Facility, $1,597,000 of legal, auditing and accounting fees and $183,000 of other fees. As a result of the repayment prior to maturity of the borrowings under the Former Beverage Credit Agreement, the Company recognized an extraordinary charge during 1999 of $4,876,000 (see Note
14).

     Triarc Beverage Holdings and TCPG are co-issuers of the Notes and both have recorded their obligations under the Notes as of January 2, 2000 consisting of $300,000,000 principal amount as long-term debt and $12,417,000 of related accrued but unpaid interest in "Accrued expenses." Since it is intended that TCPG will make all principal and interest payments under the Notes, the Company has reported a corresponding charge of $312,417,000 in "Receivable from parent" included as a component of stockholders' equity (deficit). Such amounts are increased for interest accrued and reduced to the extent that TCPG makes interest and principal payments on the Notes. The stated interest rate on the Notes is 10 1/4%. However, on August 25, 1999 a temporary increase in the interest rate by 1/2% to 10 3/4% became effective because a registration statement (the "Registration Statement") covering resales by holders of the Notes had not been declared effective by the Securities and Exchange Commission by August 24, 1999. The Registration Statement was declared effective on December 23, 1999 and on January 28, 2000 the Company completed an exchange offer (the "Exchange Offer") which, collectively, permitted the Notes to be publicly traded. Upon the completion of the Exchange Offer, the annual interest rate on the Notes reverted to the original 10 1/4%. The Notes mature in 2009 and do not require any amortization of principal prior thereto. However, under the indenture pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should TCPG consummate a permitted public equity offering or receive proceeds from a public equity offering by Triarc Parent, TCPG and the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering.

     Borrowings under the Credit Facility bear interest, at the Borrowers' option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.82% to 6.13% at January 2, 2000) or an alternate base rate (the "ABR"). The ABR (8 1/2% at January 2, 2000) represents the higher of the prime rate or 1/2% over the Federal funds rate. The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. Revolving Loans and one class of the Term Loans with Company outstanding borrowings of $34,532,000 as of January 2, 2000 (the "Term A Loans") currently bear interest at 3% over LIBOR or 2% over ABR. The other two classes of Term Loans with Company outstanding borrowings of $98,911,000 and $241,342,000 as of January 2, 2000 (the "Term B Loans" and "Term C Loans," respectively) bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories of the Borrowers. At January 2, 2000 there was $51,099,000 of borrowing availability to the Borrowers under the Revolving Credit Facility in accordance with limitations due to such borrowing base. Such amount would be available to the Company to the extent not already borrowed by Royal Crown or RC/Arby's and as of January 2, 2000 Royal Crown and RC/Arby's did not have any borrowings thereunder.

     The Borrowers must make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow, as defined in the Credit Agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the Term Loans except that any lender that has Term B Loans or Term C Loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to Term B Loans or Term C Loans as a result of such election would be applied first to the outstanding balance of the Term A Loans and second to any outstanding balance of Revolving Loans, with any remaining amount being returned to the Borrowers. In connection therewith, a $28,349,000 prepayment will be required to be made by any Borrower or Borrowers in the second quarter of 2000 in respect of the year ended January 2, 2000. Of the required prepayment, $22,602,000 represents the payment of Company borrowings and accordingly, such amount is included in "Current portion of long-term debt" in the accompanying consolidated balance sheet as of January 2, 2000. To the extent the Company pays more or less than $22,602,000 of the excess cash flow prepayment, such difference will be recorded as a receivable from or payable to Royal Crown. After consideration of the effect of this excess cash flow prepayment and assuming lenders of Term B Loans and Term C Loans elect to accept their pro rata share of such prepayment, the Company outstanding Term Loans would be due $28,862,000 in 2000 including the estimated excess cash flow prepayment, $7,873,000 in 2001, $9,563,000 in 2002, $11,255,000 in 2003, $11,676,000 in
2004, $70,580,000 in 2005,  $181,973,000 in 2006 and $53,003,000 in 2007 and any
Revolving Loans would be due in full in March 2005. Such maturities will change if the Company is required to make any future excess cash flow payments. Pursuant to the Credit Agreement the Company can make voluntary prepayments of the Term Loans. As of March 10, 2000 no such voluntary prepayments had been made. However, if the Company makes voluntary prepayments of the Term B and Term C Loans it will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amount of such Term Loans repaid through February 25, 2001.

     Under the Credit Agreement, substantially all of the assets, other than cash and cash equivalents, of the Company, along with those of other subsidiaries of TCPG, are pledged as security. In addition, the Borrowers' obligations with respect to (1) the Notes are guaranteed (the "Note Guarantees") by, among other subsidiaries of TCPG, Snapple, Mistic and Stewart's, and all of their domestic subsidiaries and (2) the Credit Facility are guaranteed (the "Credit Facility Guaranty") by TCPG and, among other subsidiaries of TCPG, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic and Stewart's. As collateral for the Credit Facility Guaranty, all of the stock of Snapple, Mistic and Stewart's, among other subsidiaries of TCPG, and all of their domestic and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The Note Guarantees are full and unconditional, are on a joint and several basis and are unsecured. As a result of such guarantees, condensed consolidating financial statements of the Company are presented in Note 19 which depict, in separate columns, Triarc Beverage Holdings as the parent company and co-issuer of the Notes, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total as if such guarantees were in effect as of January 1, 1997. Separate financial statements of the guarantor subsidiaries are not presented because the Company's management has determined that they would not be material to investors.

     The Company's debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends by the subsidiaries of Triarc Beverage Holdings to Triarc Beverage Holdings. Under the most restrictive of such covenants, Snapple, Mistic and Stewart's are unable to pay any dividends or make any loans or advances to Triarc Beverage Holdings other than (1) distributions, including dividends, paid by such subsidiaries to Triarc Beverage Holdings and then to TCPG in connection with the Refinancing Transactions, (2) dividends to Triarc Beverage Holdings to the extent necessary to allow Triarc Beverage Holdings or TCPG to make scheduled payments on the Notes and (3) dividends paid to Triarc Beverage Holdings and, in turn, to TCPG in an amount not to exceed $250,000 in any fiscal year, less any amounts paid by Royal Crown or RC/Arby's, to the extent necessary to allow TCPG to pay certain expenses. While there are no restrictions applicable to Triarc Beverage Holdings to pay dividends to TCPG, Triarc Beverage Holdings is dependent upon cash flows from its subsidiaries to pay dividends. As of January 2, 2000 the Company was in compliance with all of such covenants.

(6) Fair Value of Financial Instruments

     The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, due to Triarc Parent and affiliates and long-term debt. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, and due to Triarc Parent and affiliates approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The carrying amounts and fair values of long-term debt (see Note 5) were as follows (in thousands):

                                                       Year-End
                                           ------------------------------------
                                                 1998               1999
                                           ----------------   -----------------
                                           Carrying    Fair    Carrying   Fair
                                            Amount    Value     Amount    Value
                                            ------    -----     ------    -----

    Credit Facility term loans............$    --   $    --  $374,785  $ 374,785
    Notes.................................     --        --   300,000    287,250
    Former Beverage Credit Agreement...... 284,333   284,333      --        --
    Other long-term debt .................   6,956     6,956    3,525      3,525
                                          --------  -------- --------  ---------
                                          $291,289  $291,289 $678,310  $ 665,560
                                          ========  ======== ========  =========

     The fair values of the term loans under the Credit Agreement and the Former Beverage Credit Agreement approximated their carrying values due to the relatively frequent resets of their floating interest rates. The fair value of the Notes is based on quoted market prices. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since the remaining maturities are relatively short-term or the carrying amounts of such debt are relatively insignificant.

(7)Income Taxes

     As discussed in Note 1, the Company is included in the consolidated Federal income tax return of Triarc Parent. Pursuant to a former tax-sharing agreement with Triarc Parent through January 3, 1999 and an informal arrangement with TCPG which, in turn, has a revised tax-sharing agreement with Triarc Parent effective January 4, 1999, the Company provides for Federal income taxes on the same basis as if separate consolidated returns for Triarc Beverage Holdings were filed. As of January 3, 1999, the Company was in a net operating loss position and, as such, there were no taxes currently payable to Triarc Parent. As of January 2, 2000, amounts currently payable for Federal income taxes are included in "Due to Triarc Companies, Inc. and affiliates" in the accompanying consoldiated balance sheets.

     The income (loss) before income taxes and extraordinary charges consisted of the following components (in thousands):

                                                 1997       1998       1999
                                                 ----       ----       ----

    Domestic................................. $(29,340) $ 33,641   $  20,979
    Foreign..................................      465       144         149
                                              --------  --------   ---------
                                              $(28,875) $ 33,785   $  21,128
                                              ========  ========   =========

     The benefit from (provision for) income taxes consisted of the following components (in thousands):

                                                  1997      1998     1999
                                                  ----      ----     ----
    Current:
      Federal..................................$  (262) $(11,638) $ (3,484)
      State....................................   (160)     (699)     (779)
      Foreign..................................   (361)      (45)      (46)
                                               -------  --------  --------
                                                  (783)  (12,382)   (4,309)
                                               -------  --------  --------
    Deferred:
      Federal..................................  9,518      (661)   (7,563)
      State....................................  1,337    (1,584)     (803)
                                               -------  --------  --------
                                                10,855    (2,245)   (8,366)
                                               -------- --------  --------
      Total....................................$10,072  $(14,627) $(12,675)
                                               =======  ========  ========

     The current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                 Year-End
                                                            -----------------
                                                             1998       1999
                                                             ----       ----

      Current deferred income tax benefit:
         Accrued employee benefit costs.................   $ 1,402   $  3,063
         Glass front vending machines written off.......     2,925      2,925
         Allowance for doubtful accounts................     1,382      1,194
         Inventory obsolescence reserves................     1,298      1,009
         Accrued production contract losses.............     1,320        778
         Other, net.....................................     3,373      2,307
                                                           -------    -------
                                                            11,700     11,276
                                                           -------    -------
      Non-current deferred income tax benefit
       (liabilities):
         Trademarks basis differences...................   (55,038)   (55,565)
         Other intangible assets basis differences......      (924)    (6,812)
         Reserve for income tax contingencies and
             other tax matters, net.....................        --     (1,727)
         Depreciation and other properties basis
             differences................................     3,945      3,947
         Net operating loss carryforwards and
            excess income tax  payments under
            tax-sharing agreements, net ................    13,193        --
         Other, net.....................................     3,324     (1,180)
                                                          --------   --------
                                                           (35,500)   (61,337)
                                                          --------   --------
                                                          $(23,800)  $(50,061)
                                                          ========   ========

     The increase in the net deferred income tax (liability) of $26,261,000 differs from the provision for deferred income taxes of $8,366,000. Such difference is principally due to the transfer of $14,676,000 of deferred income tax benefits to TCPG as if such transfer were a distribution from the Company to TCPG. In accordance therewith, the Company recorded a charge to "Accumulated deficit" and a credit to "Deferred income taxes" of $14,676,000.

     The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income or loss before income taxes and extraordinary charges is reconciled as follows (in thousands):

                                                    1997      1998       1999
                                                    ----      ----       ----

    Income  tax  benefit (provision) computed
      at Federal statutory rate..................$ 10,106  $ (11,825) $ (7,395)
   (Increase)  decrease  in  Federal  tax
      provision resulting from:
         Provision for income tax contingencies..     --          --    (2,862)
         Amortization of non-deductible Goodwill (467) (1,134) (1,209) State income taxes, net of Federal
            income tax effect....................     765     (1,484)   (1,028)
         Other, net..............................    (332)      (184)     (181)
                                                 --------   --------  --------
                                                 $ 10,072   $(14,627) $(12,675)
                                                 ========   ========  ========

(8) Redeemable Preferred Stock

     On May 22, 1997 Triarc Beverage Holdings issued 75,000 shares of its redeemable cumulative convertible preferred stock, $1.00 par value (the "Redeemable Preferred Stock") to Triarc Parent for $75,000,000. On August 21, 1997 each of the 75,000 outstanding shares of Redeemable Preferred Stock was converted into 1/100 of a share as a result of a 1:100 reverse stock split, resulting in 750 issued and outstanding shares of Redeemable Preferred Stock. On February 23, 1999 Triarc Parent contributed the Redeemable Preferred Stock to TCPG. The Redeemable Preferred Stock (1) bears a cumulative annual dividend of 10% on stated value compounded annually for any undeclared dividends, payable in cash or additional shares of Redeemable Preferred Stock, if declared by, and at the option of, the Company, (2) is convertible into 750 shares of Triarc Beverage Holdings' common stock (the "Triarc Beverage Common Stock") at an adjusted conversion price of $100,000 per share, (3) requires mandatory redemption on May 22, 2009 at $100,000 per share plus accrued and unpaid dividends and (4) has an aggregate liquidation value of $75,000,000 plus accrued and unpaid dividends of $12,587,000 and $21,320,000 as of January 3, 1999 and January 2, 2000, respectively. The cumulative dividends not declared or paid of $4,604,000, $7,983,000 and $8,733,000 for 1997, 1998 and 1999, respectively, have been accounted for as increases in "Redeemable preferred stock" with offsetting charges to "Additional paid-in capital" to the extent such balance was positive, and thereafter to "Accumulated deficit," since payment of the dividends is not solely in the control of the Company.

(9) Stockholders' Equity (Deficit)

     Through May 22, 1997 the common stock reflected in the accompanying consolidated statements of stockholders' equity (deficit) was the 873 issued and outstanding shares of Mistic common stock with a par value of $1.00 per share. On May 22, 1997 the then outstanding 873 shares of Mistic common stock were contributed to Triarc Beverage Holdings by Triarc Parent and Triarc Beverage Holdings issued 1,000 shares of Triarc Beverage Common Stock to Triarc Parent for $1,000. On August 21, 1997 each of the 1,000 issued and outstanding shares of Triarc Beverage Common Stock was split into 850 shares, resulting in 850,000 issued and outstanding shares of Triarc Beverage Common Stock.

     Triarc Beverage Holdings adopted the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "Triarc Beverage Plan") in 1997 which provides for the grant of options to purchase shares of Triarc Beverage Common Stock to key employees, officers, directors and consultants of Triarc Beverage Holdings, Triarc Parent and their affiliates. The Triarc Beverage Plan provides for a maximum of 150,000 shares of Triarc Beverage Common Stock to be issued upon the exercise of stock options and there remain 2,050 shares available for future grants under the Triarc Beverage Plan as of January 2, 2000. A summary of changes in outstanding stock options under the Triarc Beverage Plan is as follows:

                                                                Weighted Average
                                       Options     Option Price   Option Price
                                       -------     ------------   ------------

    Granted during 1997............... 76,250         $147.30         $147.30
                                      -------
    Outstanding at December 28, 1997.. 76,250         $147.30         $147.30
    Granted during 1998............... 72,175         $191.00         $191.00
    Terminated during 1998............ (3,000)        $147.30         $147.30
                                      -------
    Outstanding at January 3, 1999....145,425   $147.30 and $191.00   $168.99
    Changes in options relating to
      equitable adjustments of
      option prices during 1999
      discussed below:
        Cancellation.................(144,675)  $147.30 and $191.00   $169.10
        Reissuance ...................144,675   $107.05 and $138.83   $122.90
    Granted during 1999...............  4,850         $311.99         $311.99
    Exercised during 1999.............   (500)        $107.05         $107.05
    Terminated during 1999............ (2,325)   $107.05 - $311.99    $170.72
                                      -------
    Outstanding at January 2, 2000....147,450    $107.05 - $311.99    $128.55
                                      =======
    Exercisable at January 2, 2000.... 47,723   $107.05 and $138.83   $123.07
                                      =======

     Stock options are granted at fair value at the date of grant as determined by independent appraisals. The weighted average grant date fair value of the options granted during 1997 and 1998 was $50.75 and $60.01, respectively. The weighted average grant date fair value of the options granted during 1999 was $222.69 for the 144,675 reissued options and $102.75 for the 4,850 granted options. Stock options have maximum terms of ten years and generally vest ratably over periods approximating three years. However, the options reissued (see below) in 1999 vest or vested ratably on July 1 of 1999, 2000 and 2001.

     The following table sets forth information relating to stock options outstanding and exercisable at January 2, 2000:

                     Stock Options Outstanding                    Stock Options
      ---------------------------------------------------        Exercisable and
                        Outstanding at        Weighted            Outstanding at
                           Year-End         Average Years           Year-End
       Option Price          1999             Remaining                1999
       ------------          ----             ---------                ----
      $ 107.05              71,000              7.6                  23,667
      $ 138.83              72,175              8.5                  24,056
      $ 311.99               4,275              9.4                     --
                           -------                                  -------
                           147,450              8.1                  47,723
                           =======                                  =======

     The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted in 1999 to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc Parent, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment (the "Cash Payment") of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Triarc Beverage Common Stock received upon the exercise of the stock options or
(2) the consummation of an initial public offering of Triarc Beverage Common Stock (collectively, the "Cash Payment Events"). The Company is responsible for the Cash Payment to its employees who are option holders and Triarc Parent is responsible for the Cash Payment to its employees who are option holders either directly or through reimbursement to the Company. As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the Cash Payment, is considered a modification to the terms of existing options. For purposes of disclosure, including the determination of the pro forma compensation expense set forth below, the equitable adjustment is reflected in accordance with the fair value method whereby it results in the deemed cancellation of existing options and the reissuance of new options. See Note 10 for disclosure of the compensation expense being recognized ratably over the vesting period of the stock options for such cash to be paid. No compensation expense will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

     In 1995 the Company granted the syndicated lending bank in connection with a former bank facility of Mistic and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vested over time and two-thirds vested depending on Mistic's performance. The Mistic Rights provided for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which was equal to the price per share paid by Triarc Parent at the time of the Mistic acquisition in 1995. The value of the Mistic Rights granted to the syndicating lending bank was recorded as deferred financing costs. The Company recognized periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts were not significant to the Company's consolidated results of operations in 1997. In connection with the refinancing of a former Mistic bank facility in May 1997, the Mistic Rights granted to the syndicating lending bank were repurchased by the Company for $492,000; the $177,000 excess of such cost over the then recorded value of such rights of $315,000 was recorded as "Interest expense" during 1997. In addition, the Mistic Rights granted to the two senior officers were canceled in 1997 in consideration for, among other things, their participation in the Triarc Beverage Plan. Since the estimated per-share value of the Mistic common stock at the time of such cancellation was lower than the base price of the Mistic Rights, no income or expense was required to be recorded as a result of such cancellation.

     The Company has not recognized any compensation expense for the stock options granted since it accounts for stock options in accordance with the intrinsic value method. Had compensation cost for such options, including those options granted to employees of Triarc Parent and affiliates, been determined in accordance with the fair value method, the Company's pro forma net income (loss) for 1997, 1998 and 1999 would have been $(20,281,000), $17,448,000 and
$(561,000), respectively. Such pro forma net income (loss) adjusts the net income (loss) as set forth in the accompanying consolidated statements of operations to reflect (1) compensation expense for all stock option grants, including those options reissued in 1999 as a result of equitable adjustments of option prices, based on the fair value method and (2) the income tax effects thereof. The fair values of stock options granted on the date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk-free interest rate of 6.22%, 5.54% and 5.69% for the 1997, 1998 and 1999 grants, respectively, (2) expected option life of 7 years, 7 years and 5.7 years, respectively and (3) dividends would not be paid. Since the Triarc Beverage Common Stock is not publicly traded, volatility was not applicable. The weighted average expected option life of 5.7 years for the 1999 grants has been adjusted to reflect the remaining expected life of the 144,675 reissued options for which the original vesting dates were not changed. The above 1999 pro forma amounts may not be representative of the effects on net income in 2000 because of the combined effect of there being no option grants prior to 1997 when the plan was adopted and the approximate three-year vesting period.

(10) Capital Structure Reorganization Related Charge

     As disclosed in Note 9, the Company must make cash payments of $51.34 and $39.40 per share for stock options granted in 1997 and 1998, respectively, upon the Cash Payment Events. The capital structure reorganization related charge of $3,348,000 in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $4,076,000 cash payments to be paid by the Company to its employees who are option holders and recognized over the full vesting period assuming all remaining outstanding stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees.

(11) Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

     The 1997 charges related to post-acquisition transition, integration and changes to business strategies are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consisted of the following (in thousands):

    Non-cash charges:
      Write down glass front vending  machines based on the
        Company's  change in estimate of their value
        considering the Company's plans for their future use(a)..... $   12,557
      Provide additional reserves for doubtful accounts based
        on the Company's change in estimate of the related
        write-off to be incurred (b)................................      2,254
    Cash obligations:
      Provide additional reserves for legal matters based
        on the Company's change in Quaker's estimate of the
        amounts required reflecting the Company's plans and
        estimates of costs to resolve such matters (c).............       6,697
      Provide for certain costs in connection with the
        successful consummation of the Snapple Acquisition
        and the Mistic refinancing in connection with entering
        into the Former Beverage Credit Agreement(d)...............       4,000
      Provide  for  fees  paid  to  Quaker  pursuant  to a
        transition  services agreement (e).........................       2,819
      Provide  for the  portion  of  promotional  expenses
        relating to the period of 1997 prior to the Snapple
        Acquisition as a result of the Company's then current
        operating expectations (f)................................        2,510
      Provide  for costs,  principally  for  independent
        consultants, incurred in connection with the
        conversion of Snapple to the Company's operating
        and financial information systems (g).....................        1,603
      Sign-on bonus related to the Stewart's Acquisition..........          400
                                                                    -----------
                                                                    $    32,840
                                                                    ===========
      ----------

     (a) During Quaker's ownership of Snapple, the glass front vending machines were held for sale to distributors and, accordingly, were carried at their estimated net realizable value. During the business transition following the Snapple Acquisition, the Company became aware that these machines were frequently unreliable in the field. The Company made the decision to correct the mechanical defects in the machines and to allow distributors to use the machines at locations chosen by them, without the cost of purchasing them. By deciding to no longer sell the glass front vending machines, the Company will not recover from its customers the value of the machines acquired in the Snapple Acquisition. Accordingly, because the Company expects no specific identifiable future cash flows, the Company wrote off an amount representing the excess of the carrying value of the machines over their estimated scrap value given the Company's decision described above.

     (b) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, it would not actively seek to collect certain past due balances, disputed amounts or amounts that were not sufficiently supportable, and provided additional reserves for doubtful accounts of $2,254,000.

     (c) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers and reverse Snapple's sales decline, it would attempt to settle as many of the legal matters pending at the time of the Snapple Acquisition, in particular the Rhode Island Beverages Matter described below, as quickly as possible. Accordingly, the Company provided $6,697,000 representing the excess of the Company's estimate to settle such claims over the existing reserves established by Quaker as of the date of the Snapple Acquisition.

          The Company, through its ownership of Snapple, owned 50% of the stock of Rhode Island Beverage Packing Company, L.P. ("Rhode Island Beverages") prior to its disposition in February 1998. Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by Rhode Island Beverages prior to the Snapple Acquisition (the "Rhode Island Beverages Matter"). The Rhode Island Beverages Matter was settled in February 1998 and in accordance therewith the Company surrendered (1) its 50% investment in Rhode Island Beverages ($550,000) and (2) certain properties ($1,202,000) and paid Rhode Island Beverages $8,230,000. The settlement amounts were fully provided for in a combination of (1) $6,530,000 of the $6,697,000 of legal reserves disclosed above, (2) $3,321,000 of reserves for losses in long-term production contracts established in the Snapple Acquisition purchase accounting and (3) $131,000 of an accrual related to the Rhode Island Beverages long-term production contract included in historical liabilities at the date of the Snapple Acquisition (see
          Note 3).

     (d) In connection with the Snapple Acquisition and the related refinancing of the debt of Mistic, Snapple and Mistic paid a $4,000,000 fee to Triarc Parent on May 22, 1997 in order to compensate Triarc Parent for its recurring indirect costs incurred while providing assistance in consummating these transactions.

     (e) During the transition following the Snapple Acquisition, the Company paid $2,819,000 to Quaker in return for Quaker providing certain operating and accounting services for Snapple for a six-week period in accordance with the terms of a transition services agreement. Quaker performed these services while the Company transitioned the records, operations and management to the Company and its systems.

     (f) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, the Company would not pursue collection of the many questionable claimed promotional credits and recognized within "Charges (credit) related to post-acquisition transition, integration and changes to business strategies" the $2,510,000 of promotional costs in June 1997 which were in excess of the high end of the range of the Company's expectations for promotional costs.

     (g) In the transition following the Snapple Acquisition, the Company recognized $1,603,000 of costs incurred to engage various consultants to help the Company plan for the related systems and business procedure modifications necessary in order to be able to manage the Snapple business.

     As of December 28, 1997 all cash obligations had been liquidated other than $6,697,000 of the additional reserves for legal matters, which were liquidated during the year ended January 3, 1999.

     The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $549,000 resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided during 1997 (see (b) above). As of January 2, 2000, all of the other additional reserves for doubtful accounts had been fully utilized to write off related receivables.

(12) Gain (Loss) on Sale of Businesses

     "Gain (loss) on sale of business" recognized by the Company in 1998 and 1999 relates to the Company's 20% interest in Select Beverages, Inc. ("Select Beverages"). On May 1, 1998 the Company sold its interest in Select Beverages for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select Beverages during 1998 of $4,702,000, representing the excess of the net sales price over the Company's carrying value of the investment in Select Beverages and related estimated post-closing adjustments and expenses. During 1999 the Company recognized an $889,000 reduction to the gain from the sale of Select Beverages resulting from a post-closing adjustment to the purchase price higher than the adjustment originally estimated in determining the $4,702,000 gain recorded in 1998.

(13) Other Income, Net

     Other income, net consisted of the following income (expense) components (in thousands):

                                                          1997    1998    1999
                                                          ----    ----    ----

    Interest income.....................................$  564 $ 1,776  $ 1,165
    Rental income.......................................   622     492      122
    Gain (loss) on sales of properties..................   (43)    269     (110)
    Equity in earnings (losses) of investees............   862  (1,222)     --
    Other, net..........................................    66     195      232
                                                        ------ -------  -------
                                                        $2,071 $ 1,510  $ 1,409
                                                        ====== =======  =======

     The equity in earnings (losses) of investees consists of the Company's equity in the earnings or losses of Select Beverages (see Note 12) and amortization of the excess of the Company's investment in Select Beverages over the underlying equity in its net assets in 1998 of $341,000 through the May 1998 sale of Select Beverages. The Company did not recognize any equity in the earnings of Rhode Island Beverages prior to the Company's surrendering such investment in February 1998 since at the date of the Snapple Acquisition the investment in Rhode Island Beverages, which was owned by Snapple, was expected to be surrendered in connection with the settlement of the Rhode Island Beverages Matter (see Note 11).

(14) Extraordinary Charges

     The 1997 extraordinary charge resulted from the early extinguishment of obligations under a former bank facility of Mistic refinanced in connection with entering into the Former Beverage Credit Agreement (see Note 5). The 1999 extraordinary charge resulted from the early extinguishment of obligations under the Former Beverage Credit Agreement (see Note 5). The components of such extraordinary charges were as follows (in thousands):


                                                             1997       1999
                                                             ----       ----
    Write-off of previously  unamortized  deferred
        financing costs.................................... $ 1,889   $ 7,844
    Write-off of previously unamortized interest
        rate cap agreement costs...........................     --        146
                                                            -------   -------
                                                              1,889     7,990
    Income tax benefit.....................................     735     3,114
                                                            -------   -------
                                                            $ 1,154   $ 4,876
                                                            =======   =======

(15) Retirement and Other Benefit Plans

     On September 1, 1999 several of the Company's 401(k) defined contribution plans (the "Former Plans") merged into one existing 401(k) defined contribution plan of Triarc Parent (the "Plan" and, collectively with the Former Plans, the "Plans") in which the Company was also participating. The Plans cover or covered all of the Company's employees, upon the addition of Stewart's employees on May 1, 1998, who meet certain minimum requirements and elect to participate, excluding a limited number of employees working under certain union contracts. Under the provisions of the Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. Effective September 1, 1999 the Plan provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof. Prior thereto, the Plans provided for Company matching contributions at either (1) 50% of employee contributions up to the first 5% thereof or (2) 100% of employee contributions up to the first 3% thereof. In addition, the Plans provide or provided for annual Company profit-sharing contributions of a discretionary aggregate amount to be determined by the employer. In connection with both of these employer contributions, the Company provided as compensation expense $302,000, $796,000 and $931,000 in 1997, 1998 and 1999, respectively.

     Triarc Parent has granted stock options to purchase Class A common stock of Triarc Parent (the "Triarc Parent Common Stock") to certain key employees of the Company under several equity plans of Triarc Parent. Such options include 147,000 granted at exercise prices below the fair market values of the Triarc Parent Common Stock at the dates of grant. Compensation expense for the excess of the fair market values at the date of grant over the exercise prices is being recognized over the applicable vesting period. Reversals of prior charges resulting from forfeitures of certain of these options in connection with employee terminations (the "Forfeiture Adjustments") reduce compensation expense. Such compensation expense, which is charged to the Company rather than Triarc Parent since the key employees who were granted the options provide services to the Company and not to Triarc Parent, aggregated $93,000, $77,000 (net of $4,000 of Forfeiture Adjustments) and $25,000 (net of $4,000 of Forfeiture Adjustments) for 1997, 1998 and 1999, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations. As of January 2, 2000 there remains $5,000 to be recognized as compensation expense, before any Forfeiture Adjustments, in the first quarter of 2000 when the remaining outstanding below market options will become fully vested.

(16)  Lease Commitments

     The Company leases office space and equipment. Rental expense under operating leases consisted of the following components (in thousands):

                                              1997      1998     1999
                                              ----      ----     ----

    Minimum rentals......................... $ 2,302  $ 4,018  $ 4,557
    Less sublease income....................     518      865    1,256
                                             -------  -------  -------
                                             $ 1,784  $ 3,153  $ 3,301
                                             =======  =======  =======

     The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of January 2, 2000 are as follows (in thousands):


                                                 Rental Payments      Sublease
                                              ---------------------    Income-
                                              Capitalized Operating  Operating
                                                Leases     Leases      Leases
                                                ------     ------      ------

     2000.......................................$   53    $  5,620   $ 1,560
     2001.......................................    46       5,118     1,586
     2002.......................................    19       4,982     1,614
     2003.......................................    15       5,017     1,664
     2004.......................................    12       4,236     1,709
     Thereafter.................................    10      23,130     3,622
                                                ------    --------   -------
        Total minimum payments..................   155    $ 48,103   $11,755
                                                          ========   =======
     Less interest..............................    27
                                                ------
     Present value of minimum capitalized
        lease payments..........................$  128
                                                ======

     The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets.

(17)  Transactions with Related Parties

     The following is a summary of transactions between the Company and its related parties (in thousands):

                                                                                1997     1998     1999
                                                                                ----     ----     ----

     Purchases of raw materials from Triarc Parent (a).....................  $13,023   $112,489 $139,698
     Transfer of a portion of proceeds from borrowings under the
       Term Loans to Royal Crown, net of reimbursement of
       related estimated deferred financing costs (b)......................       --        --    92,500
     Cash dividends paid to Triarc Parent (Note 5).........................       --     23,556   82,837
     Transfer of deferred income tax benefits as if it were a
       distribution (Note 7)...............................................       --        --    14,676
     Advances from affiliate, net (b) .....................................       --        --     4,593
     Cumulative dividends on the Redeemable Preferred Stock
       recorded but not declared or paid (Note 8)..........................    4,604      7,983    8,733
     Costs allocated to the Company by Triarc Parent under
       management services agreements (c)..................................    3,042      3,500    3,642
     Net costs allocated to Royal Crown by the Company for
       joint services (d)..................................................      547      1,654      951
     Compensation costs charged to the Company by Triarc Parent
       for below market stock options (Note 15)............................       93         77       25
     Issuance of Redeemable Preferred Stock (Note 8).......................   75,000         --       --
     Capital contributions from Triarc Parent (c)..........................      625         --       --



     ----------

     (a) The Company purchases certain raw materials from Triarc Parent at Triarc Parent's purchase cost from unaffiliated third-party suppliers. At January 3, 1999 and January 2, 2000, $15,274,000 and $18,400,000,
          respectively, of amounts owed for such purchases were included in "Due to Triarc Companies, Inc. and affiliates" in the accompanying consolidated balance sheets.

     (b) In December 1999 Royal Crown transferred $10,000,000 to the Company in order for the Company to invest such amount on Royal Crown's behalf in commerical paper which matured in 2000. The amount of this investment is included in the Company's cash equivalents at January 2, 2000, with an offsetting liability to Royal Crown included in "Due to Triarc Companies, Inc. and affiliates." The income from the investment was credited to Royal Crown. The Company transferred $92,500,000, net of $3,800,000 of reimbursement of related estimated deferred financing costs, of borrowings under the Term Notes to Royal Crown (see Note 5). The Company borrowed the $96,300,000 on February 25, 1999 on behalf of Royal Crown but was restricted from transferring the funds to Royal Crown until March 30, 1999 when Royal Crown's parent repaid its 9 3/4% senior notes. The Company accrued interest expense on the $96,300,000 of Term Loans and interest income on the $92,500,000 of proceeds all on behalf of Royal Crown, aggregating $5,407,000 which is netted in "Due to Triarc Companies, Inc. and affiliates." The interest expense and interest income were charged and credited, respectively, to Royal Crown.

     (c) The Company receives from Triarc Parent certain management services, including legal, accounting, tax, insurance, financial and other management services, under management services agreements. Until February 25, 1999 such costs were allocated to the Company by Triarc Parent based upon the pro rata share of the sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues for each of the Company's principal operating subsidiaries to the aggregate for all of Triarc Parent's principal operating subsidiaries, except that such costs paid by Mistic through May 22, 1997 were limited to amounts permitted under a former Mistic bank facility aggregating $625,000 in 1997. Mistic was prohibited from paying such amount to Triarc Parent under the terms of Mistic's former bank facility prior to its repayment and, accordingly, such amount was accounted for as a capital contribution from Triarc Parent. Such costs paid by Mistic and Snapple commencing May 22, 1997 and Stewart's commencing August 15, 1998 were limited to amounts permitted under the Former Beverage Credit Agreement. In connection with the Refinancing Transactions, on February 25, 1999 the Company together with Royal Crown (collectively, "Triarc Beverage Group") entered into a new management services agreement with Triarc Parent. The agreement provides for an annual fixed fee for Triarc Beverage Group of $6,700,000, a portion of which is to be allocated or charged to the Company, plus, commencing January 1, 2000, annual cost of living adjustments. During 1999 the Company was allocated $552,000 through February 25, 1999 in accordance with the former management services agreements and was charged $3,090,000 in accordance with the new management services agreement for the period from February 26, 1999 to January 2, 2000. Management of the Company believes that such allocation method through February 25, 1999 was reasonable. Further, management of the Company believes that such allocations or charges, as applicable, approximate the costs that would have been incurred by the Company on a stand alone basis.

     (d) Commencing in July 1997 following the relocation of Royal Crown's corporate headquarters which were centralized with Triarc Beverage
          Holdings' offices in White Plains, New York, the Company commenced performing certain services for Royal Crown as well as Royal Crown performing certain services for the Company. The Company provides certain finance, administrative, operational and, commencing in 1998, legal services for Royal Crown. In 1997 Royal Crown provided legal services to the Company and in 1998 and 1999 provided certain operational services to the Company. The costs of all such services have been allocated based on estimated time expended. The allocated charges by the Company to Royal Crown net of the allocated charges to the Company by Royal Crown were $547,000, $1,654,000 and $951,000 for 1997, 1998 and 1999, respectively. Management of the Company believes that such allocation method is reasonable. Further, management of the Company believes that such allocation approximates the net costs that would have been incurred by Royal Crown on a stand alone basis.

          Certain officers and directors and directors of the Company are also officers and directors of Triarc Parent. See also Notes 1, 5, 8, 9, 11 and 15 with respect to other transactions with related parties.

(18)Legal Matters

     The Company is involved in litigation and claims incidental to its business. The Company has reserves for legal matters aggregating $405,000 as of January 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

(19) Condensed Consolidating Financial Information

     The following consolidating financial statements of the Company, depict, in separate columns, Triarc Beverage Holdings as the parent company and a co-issuer of the Notes, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total.


                                                       CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                       January 3, 1999
                                                             ----------------------------------------------------------------------
                                                              Parent                           Non-
                                                             Company        Guarantors     Guarantors   Eliminations   Consolidated
                                                             -------        ----------     ----------   ------------   ------------
                                                                                        (In thousands)

                       ASSETS
      Current assets:
       Cash and cash equivalents.........................   $        1    $    39,046    $      531    $        --   $      39,578
       Receivables.......................................           --         35,313           579             --          35,892
       Inventories.......................................           --         40,267         1,296             --          41,563
       Deferred income tax benefit.......................           --         11,700           --              --          11,700
       Prepaid expenses and other
           current assets................................           --          4,406            16             --           4,422
                                                            ----------    -----------    ----------    -----------   -------------
             Total current assets........................            1        130,732        2,422              --         133,155
      Investment in subsidiaries.........................      118,892          9,950           --        (128,842)             --
      Intercompany receivables...........................           --            --          6,067         (6,067)             --
      Properties.........................................           --         12,232         3,766             --          15,998
      Unamortized costs in excess of net
       assets of acquired companies......................           --        120,145           --              --         120,145
      Trademarks.........................................           --        254,340           --              --         254,340
      Other intangible assets............................           --            565           --              --             565
      Deferred costs and other assets....................           --         12,366             1             --          12,367
                                                            ----------     ----------     ---------    -----------   -------------
                                                            $  118,893     $  540,330     $  12,256    $  (134,909)  $     536,570
                                                            ==========     ==========     =========    ===========   =============

                LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
       Current portion of long-term debt.................   $       --    $     8,338    $      --     $       --   $       8,338
       Accounts payable..................................           --         33,422           496            --          33,918
       Accrued expenses..................................           --         33,450         1,810            --          35,260
       Due to Triarc Companies, Inc. and affiliates......           --         18,158           --             --          18,158
                                                            ----------    -----------    ----------    ----------   -------------
          Total current liabilities......................           --         93,368        2,306             --          95,674
      Long-term debt.....................................           --        282,951           --             --         282,951
      Intercompany payables..............................           --          6,067           --         (6,067)             --
      Deferred income taxes..............................           --         35,500           --             --          35,500
      Other liabilities..................................           --          3,552           --             --           3,552
      Redeemable preferred stock.........................       87,587            --            --             --          87,587
      Stockholder's equity:
       Common stock......................................          850              3           --             (3)            850
       Additional paid-in capital........................       35,761        124,195         7,911      (132,106)         35,761
       Retained earnings (accumulated deficit)...........       (5,342)        (5,343)        2,002         3,341          (5,342)
       Accumulated other comprehensive income............           37             37            37           (74)             37
                                                           -----------    -----------    ----------    ----------    ------------
          Total stockholder's equity.....................       31,306        118,892         9,950      (128,842)         31,306
                                                           -----------    -----------    ----------    ----------    ------------
                                                           $   118,893    $   540,330    $   12,256    $ (134,909)   $    536,570
                                                           ===========    ===========    ==========    ==========    ============





                                                                                        January 2, 2000
                                                       -----------------------------------------------------------------------------
                                                          Parent                             Non-
                                                          Company        Guarantors       Guarantors     Eliminations  Consolidated
                                                          -------        ----------       ----------     ------------  ------------
                                                                                        (In thousands)

                       ASSETS
      Current assets:
       Cash and cash equivalents...................   $         92    $      21,597    $         419    $         --    $    22,108
       Receivables.................................            --            49,564            1,015              --         50,579
       Inventories.................................            --            54,169            1,679              --         55,848
       Deferred income tax benefit.................            --            11,276              --               --         11,276
       Prepaid expenses and other
           current assets..........................            --             2,806               10              --          2,816
                                                      ------------    -------------    -------------    -------------   -----------
               Total current assets................             92          139,412           3,123                --       142,627
      Investment in subsidiaries...................         24,900           10,973              --           (35,873)          --
      Intercompany receivables.....................          7,549            7,666            7,244          (22,459)          --
      Properties...................................            --            14,128            3,711              --         17,839
      Unamortized costs in excess of net
       assets of acquired companies................            --           119,356              --               --        119,356
      Trademarks...................................            --           244,181              --               --        244,181
      Other intangible assets......................            --            31,122              --               --         31,122
      Deferred costs and other assets..............            --            15,779                1              --         15,780
                                                      ------------    -------------    -------------    -------------   -----------
                                                      $     32,541    $     582,617    $      14,079    $     (58,332)  $   570,905
                                                      ============    =============    =============    =============   ===========

       LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

      Current liabilities:
       Current portion of long-term debt...........   $        --     $      32,301    $         --     $         --    $    32,301
       Accounts payable............................            --            27,541              522              --         28,063
       Accrued expenses............................         12,417           40,057            2,504              --         54,978
       Due to Triarc Companies, Inc. and
           affiliates..............................            --            30,064              --               --         30,064
                                                      ------------    -------------    -------------    -------------   -----------
               Total current liabilities...........         12,417          129,963           3,026               --        145,406
      Long-term debt...............................        300,000          346,009              --               --        646,009
      Intercompany payables........................          7,586           14,793               80          (22,459)          --
      Deferred income taxes........................            --            61,337              --               --         61,337
      Other liabilities............................            --             5,615              --               --          5,615
      Redeemable preferred stock...................         96,320              --               --               --         96,320
      Stockholders' equity (deficit):
       Common stock................................            850                3              --                (3)          850
       Additional paid-in capital..................            --            43,744            7,911          (51,655)           --
       Retained earnings (accumulated deficit).....        (72,197)         (18,829)           3,080           15,749       (72,197)
       Receivable from parent......................       (312,417)             --               --               --       (312,417)
       Accumulated other comprehensive
           deficit.................................            (18)             (18)             (18)              36           (18)
                                                     -------------    -------------    -------------    -------------   -----------
             Total stockholders' equity (deficit)..       (383,782)          24,900           10,973          (35,873)     (383,782)
                                                     -------------    -------------    -------------    -------------   -----------
                                                     $      32,541    $     582,617    $      14,079      $   (58,332)  $   570,905
                                                     =============    =============    =============      ===========   ===========






                                                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                                       Year Ended December 28, 1997
                                                             -----------------------------------------------------------------------
                                                              Parent                          Non-
                                                             Company     Guarantors       Guarantors     Eliminations  Consolidated
                                                             -------     ----------       ----------     ------------  ------------
                                                                                        (In thousands)

      Net revenues.......................................   $      --     $   396,192    $      12,649    $       --    $   408,841
                                                            ---------     -----------    -------------    -----------   -----------
      Costs and expenses:
       Cost of sales, excluding depreciation
           and amortization related to sales.............          --         232,498            6,639            --        239,137
       Advertising, selling and distribution.............          --          96,829            4,223            --        101,052
       General and administrative........................          --          26,949            1,303            --         28,252
       Depreciation and amortization, excluding
           amortization of deferred financing
           costs.........................................          --          16,214               22            --         16,236
       Charges related to post-acquisition
           transition, integration and changes to
           business strategies...........................          --          32,840              --             --         32,840
                                                            ----------    -----------    -------------    -----------  ------------
                                                                   --         405,330           12,187            --        417,517
                                                            ----------    -----------    -------------    -----------  ------------
             Operating profit (loss).....................          --          (9,138)             462            --         (8,676)
      Interest expense...................................          --         (22,270)              --            --        (22,270)
      Other income, net..................................          --           2,068                3            --          2,071
      Equity in net earnings (losses) of
       subsidiaries before extraordinary charge..........      (18,803)           104               --         18,699           --
                                                            ----------    -----------    -------------   ------------   ------------
             Income (loss) before income taxes
                 and extraordinary charge................      (18,803)       (29,236)             465         18,699       (28,875)
      Benefit from (provision for) income taxes                 --             10,433             (361)           --         10,072
                                                            ----------    -----------    -------------   ------------   -----------
             Income (loss) before extraordinary charge...      (18,803)       (18,803)             104         18,699       (18,803)
      Extraordinary charge...............................       (1,154)        (1,154)             --           1,154        (1,154)
                                                            ----------    -----------    -------------   -------------  -----------
             Net income (loss)...........................   $  (19,957)   $   (19,957)   $         104   $     19,853   $   (19,957)
                                                            ==========    ===========    =============   ============   ===========





                                                                                      Year Ended January 3, 1999
                                                             -----------------------------------------------------------------------
                                                                Parent                       Non-
                                                                Company    Guarantors     Guarantors     Eliminations  Consolidated
                                                                -------    ----------     ----------     ------------  ------------
                                                                                              (In thousands)

      Net revenues.......................................   $      --     $   595,268    $    16,278    $       --    $    611,546
                                                            ----------    -----------    -----------    -----------   ------------
      Costs and expenses:
       Cost of sales, excluding depreciation
           and amortization related to sales.............          --         348,291         10,832            --         359,123
       Advertising, selling and distribution.............          --         134,735          2,037            --         136,772
       General and administrative........................          --          37,526            300            --          37,826
       Depreciation and amortization, excluding
           amortization of deferred financing
           costs.........................................          --          21,628             37            --          21,665
                                                            ----------    -----------    -----------    -----------   ------------
                                                                   --         542,180         13,206            --         555,386
                                                            ----------    -----------    -----------    -----------   ------------
               Operating profit .........................          --          53,088          3,072            --          56,160
      Interest expense...................................          --         (28,587)           --             --         (28,587)
      Gain on sale of business...........................          --           4,702            --             --           4,702
      Other income, net..................................          --           1,489             21            --           1,510
      Equity in net earnings of subsidiaries.............       19,158          1,898            --         (21,056)           --
                                                            ----------    -----------    -----------    -----------   ------------
               Income before income taxes................       19,158         32,590          3,093        (21,056)        33,785
      Provision for income taxes.........................          --         (13,432)        (1,195)           --         (14,627)
                                                            ----------    -----------    -----------    -----------   ------------
               Net income................................   $   19,158    $    19,158    $     1,898    $   (21,056)  $     19,158
                                                            ==========    ===========    ===========    ===========   ============






                                                                                   Year Ended January 2, 2000
                                                         --------------------------------------------------------------------------
                                                           Parent                            Non-
                                                           Company        Guarantors      Guarantors     Eliminations   Consolidated
                                                           -------        ----------      ----------     ------------   ------------
                                                                                           (In thousands)

      Net revenues....................................   $      --     $     638,572    $      12,504    $         --    $  651,076
                                                         ----------    -------------    -------------    -------------   ----------

      Costs and expenses:
       Cost of sales, excluding depreciation
           and amortization related to sales..........          --           372,398            8,433              --       380,831
       Advertising, selling and distribution..........          --           143,970            1,664              --       145,634
       General and administrative.....................          --            41,902              365              --        42,267
       Depreciation and amortization, excluding
           amortization of deferred financing
           costs......................................          --            22,871               36              --        22,907
       Capital structure reorganization related
           charges....................................          --             3,348              --               --         3,348
       Credit related to post-acquisition
           transition, integration and changes
           to business strategies.....................          --              (549)             --               --          (549)
                                                         ----------    -------------    -------------    -------------   ----------
                                                                --           583,940           10,498          --           594,438
                                                         ----------    -------------    -------------    -------------   ----------
               Operating profit ......................          --            54,632            2,006              --        56,638
      Interest expense................................          --           (36,030)             --               --       (36,030)
      Loss on sale of business........................          --              (889)             --               --          (889)
      Other income (expense), net.....................          --             1,667             (258)             --         1,409
      Equity in net earnings of subsidiaries
          before extraordinary charges................        8,453            1,078              --            (9,531)         --
                                                         ----------    -------------    -------------    -------------   ----------
               Income before income taxes and
                   extraordinary charges..............        8,453           20,458            1,748           (9,531)      21,128
      Provision for income taxes......................          --           (12,005)            (670)             --       (12,675)
                                                         ----------    -------------    -------------    -------------   ----------
               Income before extraordinary charges....        8,453            8,453            1,078           (9,531)       8,453
      Extraordinary charges...........................       (4,876)          (4,876)             --             4,876       (4,876)
                                                         ----------    -------------    -------------    -------------   ----------
               Net income.............................   $    3,577    $       3,577    $       1,078    $      (4,655)  $    3,577
                                                         ==========    =============    =============    =============   ==========




                                                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 28, 1997
                                                         ---------------------------------------------------------------------------
                                                                Parent                            Non-
                                                               Company        Guarantors      Guarantors   Eliminations Consolidated
                                                               -------        ----------      ----------   ------------ ------------
                                                                                           (In thousands)

      Net cash provided by operating activities..........   $        --     $      39,130    $      276    $      --    $   39,406
                                                            ------------    -------------    ----------    ----------   ----------
      Cash flows from investing activities:
       Acquisition of Snapple Beverage Corp..............        (75,000)        (232,205)          --            --      (307,205)
       Cash acquired in other business acquisition.......            --             2,409           --            --         2,409
       Capital expenditures..............................            --            (2,724)          --            --        (2,724)
       Other ............................................            --               354           --            --           354
                                                            ------------    -------------    ----------    ----------   ----------
      Net cash used in investing activities..............        (75,000)        (232,166)          --            --      (307,166)
                                                            ------------    -------------    ----------    ----------   ----------
      Cash flows from financing activities:
       Proceeds from long-term debt......................            --           303,400           --            --       303,400
       Repayments of long-term debt......................            --           (75,636)          --            --       (75,636)
       Proceeds from issuance of redeemable preferred
          stock..........................................         75,000              --            --            --        75,000
       Deferred financing costs..........................            --           (11,385)          --            --       (11,385)
       Proceeds from issuance of common stock............              1              --            --            --             1
                                                           -------------    -------------    ----------   -----------   ----------
      Net cash provided by financing activities..........         75,001          216,379           --            --       291,380
                                                           -------------    -------------    ----------   -----------   ----------
      Net increase in cash and cash equivalents                        1           23,343           276           --        23,620
      Cash and cash equivalents at beginning
       of year...........................................            --               159           --            --           159
                                                           -------------    -------------    ----------    ----------   ----------
      Cash and cash equivalents  at end of year..........  $           1    $      23,502    $      276    $      --    $   23,779
                                                           =============    =============    ==========    ==========   ==========






                                                                               Year Ended January 3, 1999
                                                            -----------------------------------------------------------------
                                                             Parent                       Non-
                                                             Company     Guarantors    Guarantors  Eliminations  Consolidated
                                                             -------     ----------    ----------  ------------  ------------
                                                                                    (In thousands)

      Net cash provided by operating activities..........   $     --     $   28,317    $     255    $     --    $      28,572
                                                            ---------    ----------    ---------    ---------   -------------
      Cash flows from investing activities:
       Proceeds from sale of investment in Select
          Beverages, Inc.................................         --         28,342          --           --           28,342
       Capital expenditures..............................         --         (5,799)         --           --           (5,799)
       Acquisition of Snapple Beverage Corp..............         --            (43)         --           --              (43)
       Other.............................................         --            542          --           --              542
                                                            ---------    ----------    ---------    ---------   -------------
      Net cash provided by investing activities..........         --         23,042          --           --           23,042
                                                            ---------    ----------    ---------    ---------   -------------
      Cash flows from financing activities:
       Dividends.........................................         --        (23,556)         --           --          (23,556)
       Repayments of long-term debt......................         --        (12,259)         --           --          (12,259)
                                                            ---------    ----------    ---------    ---------   -------------
      Net cash used in financing
       activities........................................         --        (35,815)         --           --          (35,815)
                                                            ---------    ----------    ---------    ---------   -------------
      Net increase in cash and cash equivalents..........         --         15,544          255          --           15,799
      Cash and cash equivalents at beginning
       of year...........................................           1        23,502          276          --           23,779
                                                            ---------    ----------    ---------    ---------   -------------
      Cash and cash equivalents at end of year...........   $       1    $   39,046    $     531    $     --    $      39,578
                                                            =========    ==========    =========    =========   =============





                                                                                  Year Ended January 2, 2000
                                                            --------------------------------------------------------------------
                                                             Parent                         Non-
                                                            Company        Guarantors   Guarantors   Eliminations  Consolidated
                                                            -------        ----------   ----------   ------------  ------------
                                                                                      (In thousands)

      Net cash provided by (used in) operating
        activities.......................................   $      91    $      29,346    $    (103)   $     --    $   29,334
                                                            ---------    -------------    ---------    ---------   ----------
      Cash flows from investing activities:
       Business acquisitions.............................         --           (34,336)         --           --       (34,336)
       Capital expenditures..............................         --            (7,379)          (9)         --        (7,388)
       Other.............................................         --              (646)         --           --          (646)
                                                            ---------    -------------    ---------    ---------   ----------
      Net cash used in investing activities..............         --           (42,361)          (9)         --       (42,370)
                                                            ---------    -------------    ---------    ---------   ----------
      Cash flows from financing activities:
       Proceeds from long-term debt......................         --           378,700          --           --       378,700
       Repayments of long-term debt......................         --          (291,752)         --           --      (291,752)
       Dividends.........................................         --           (82,837)         --           --       (82,837)
       Deferred financing costs..........................         --           (16,991)         --           --       (16,991)
       Reimbursement of deferred financing costs
          from affiliate.................................         --             3,800          --           --         3,800
       Net advances from affiliate.......................         --             4,593          --           --         4,593
       Proceeds from issuance of common stock............         --                53          --           --            53
                                                            ---------    -------------    ---------    ---------   ----------
      Net cash used in financing activities..............         --            (4,434)         --           --        (4,434)
                                                            ---------    -------------    ---------    ---------   ----------
      Net increase (decrease) in cash and cash
       equivalents.......................................          91          (17,449)        (112)         --       (17,470)
      Cash and cash equivalents at beginning
       of year...........................................           1           39,046          531          --        39,578
                                                            ---------    -------------    ---------   ----------   ----------
      Cash and cash equivalents at end of year...........   $      92    $      21,597    $     419   $      --    $   22,108
                                                            =========    =============    =========   ==========   ==========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13

         The information required by items 10, 11, 12 and 13 will be furnished on or prior to May 1, 2000 (and is hereby incorporated by reference) by an amendment hereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1.  Financial Statements:

        See Index to Financial Statements (Item 8).

     2. Financial Statement Schedules:

     All financial statement schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data."

     3.  Exhibits:

     Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc Beverage Holdings Corp., c/o Triarc Companies, Inc., 280 Park Avenue, New York, New York 10017.

     EXHIBIT
     NO.                            DESCRIPTION
     -------      -------------------------------------------------------------

     3.1   --     Certificate of Incorporation of Triarc Beverage Holdings Corp.
                  ("TBHC"), as currently in effect, incorporated herein by
                  reference to Exhibit 3.2 to Registration Statement on Form
                  S-4, filed by TBHC and Triarc Consumer Products Group, LLC
                  ("TCPG"), dated May 17, 1999 (SEC Registration Nos. 333-78625 and 333-78625-01 through 333-78625-28).
     3.2   --     By-laws of TBHC, incorporated herein by reference to Exhibit
                  3.31 to Registration Statement on Form S-4, filed by TBHC and
                  TCPG, dated May 17, 1999 (SEC Registration Nos. 333-78625, and 333-78625-01 through 333-78625-28).
     4.1    --    Credit Agreement dated as of February 25, 1999,among Snapple,
                  Mistic, Stewart's, RC/Arby's Corporation and Royal Crown
                  Company, Inc., as Borrowers, various financial institutions party thereto, as Lenders, DLJ Capital Funding, Inc., as
                  syndication agent, Morgan Stanley Senior Funding, Inc., as
                  Documentation Agent, and The Bank of New York, as
                  Administrative Agent, incorporated herein by reference to
                  Exhibit 4.1 to Triarc Companies Current Report on Form 8-K
                  dated March 11, 1999 (SEC file no. 1-2207).
     4.2   --     Indenture dated of February 25, 1999 among TCPG and TBHC, as
                  Issuers, the subsidiary guarantors party thereto and The Bank of New York, as Trustee, incorporated herein by reference to
                  Exhibit 4.2 to Triarc Companies' Current Report on Form 8-K
                  dated March 11, 1999 (SEC file no. 1-2207).
     4.3   --     Registration Rights Agreement dated February 18, 1999 among
                  TCPG, TBHC, the Guarantors party thereto and Morgan Stanley &
                  Co. Incorporated, Donaldson, Lufkin & Jenrette Securities
                  Corporation and Wasserstein Perrella Securities, Inc.,
                  incorporated herein by reference to Exhibit 4.3 to Triarc
                  Companies' Current Report on Form 8-K dated March 11, 1999
                  (SEC file no. 1-2207).
     4.4   --     Registration Rights Agreement dated as of February 25, 1999 among TCPG, TBHC, the Guarantors party thereto and Nelson
                  Peltz and Peter W. May, incorporated herein by reference to
                  Exhibit 4.1 to Triarc Companies' Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).

     4.5   --     Supplemental Indenture, dated as of February 26, 1999, among
                  TCPG, TBHC, Millrose Distributors, Inc., and The Bank of New
                  York as Trustee, incorporated herein by reference to Exhibit
                  4.6 to Amendment No. 2 to Registration Statement on Form S-4
                  filed by TCPG and TBHC, dated October 1, 1999 (Registration
                  Nos. 333-78625; 333-78625-01 through 333-78625-28).
     4.6   --     Supplemental Indenture No. 2, dated as of September 8, 1999, among TCPG, TBHC, the subsidiary guarantors party thereto and
                  The Bank of New York, as Trustee, incorporated herein by
                  reference to Exhibit 4.7 to Amendment No. 2 to Registration
                  Statement on Form S-4 filed by TCPG and TBHC, dated October
                  1, 1999 (Registration Nos. 333-78625; 333-78625-01 thorugh
                  333-78625-28).
     4.7   --     Supplemental Indenture No. 3, dated as of December 16, 1999 among TCPG, TBHC, MPAS Holdings, Inc., Millrose, L.P. and The
                  Bank of New York,as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc Companies' Current Report on Form
                  8-K dated March 30, 2000 (SEC file no. 1-2207).
     4.8   --     Supplemental Indenture No. 4, dated as of January 2, 2000
                  among TCPG, TBHC, Snapple Distributors of Long Island, Inc.
                  and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc Companies' Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
     10.1  --     Form of Indemnification Agreement, between TBHC and certain officers, directors, and employees of TBHC, incorporated
                  herein by reference to Exhibit 10.40 to Amendment No.
                  4 to Registration Statement on Form S-4, filed by TBHC and
                  TCPG, dated December 10, 1999 (SEC Registration Nos.
                  333-78625 and 333-78625-01 through 333-782625-28).
     10.2  --     Amended and Restated Employment Agreement dated as of June 1,
                  1997 by and between Snapple, Mistic and Michael Weinstein, incorporated herein by reference to Exhibit 10.3 to Triarc
                  Companies' Current Report on Form 8-K/A dated March 16, 1998
                  (SEC file no. 1-2207).
     10.3 --      Amended and Restated Employment Agreement dated as of June 1,
                  1997 by and between Snapple, Mistic and Ernest J. Cavallo, incorporated herein by reference to Exhibit 10.4 to Triarc
                  Companies' Current Report on Form 8-K/A dated March 16, 1998
                  (SEC file no. 1-2207).
     10.4 --      Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the
                  "TBHC Option Plan"), incorporated herein by reference to
                  Exhibit 10.1 to Triarc Companies' Current Report on Form 8-K
                  dated March 16, 1998 (SEC file no. 1-2207).
     10.5 --      Form of Non-Qualified Stock Option Agreement under the TBHC
                  Option Plan, incorporated herein by reference to Exhibit 10.2 to Triarc Companies' Current Report on Form 8-K dated
                  March 16, 1998 (SEC file no. 1-2207).
     10.6 --      Amendment No. 1 to Triarc Beverage Holdings Corp. 1997 Stock
                  Option Plan, incorporated herein by reference to Exhibit
                  10.36 to Amendment No. 1 to Registration Statement on
                  Form S-4, filed by TCPG and TBHC, dated August 3, 1999 (SEC registration nos. 333-78625 and 333-78625-01 through
                  333-78625-28).
     10.7  --     Stock Purchase Agreement, dated January 2, 2000, by and among
                  Snapple Beverage  Corp. and the shareholders of Snapple
                  Distributors of Long Island, Inc., incorporated herein by
                  reference to Exhibit 10.1 to Triarc Companies' Current Report
                  on Form 8-K dated January 21, 2000 (SEC file no. 1-2207).
     21.1  --     Subsidiaries of the Registrant.*
     27.1  --     Financial Data Schedule for the fiscal year ended January 2,
                  2000, submitted to the Securities and Exchange Commission in electronic format.*

     27.2  --     Financial Data Schedule for the fiscal years ended December
                  28, 1997 and January 3, 1999, submitted to the Securities and
                  Exchange Commission in electronic format.*

_______________________
*    Filed herewith

(B) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIARC BEVERAGE HOLDINGS CORP.
                                       (Registrant)

                                       NELSON PELTZ
                                       ------------------------
                                       NELSON PELTZ
                                       CHAIRMAN

Dated: April 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 17, 2000 by the following persons on behalf of the registrant in the capacities indicated.

SIGNATURE                                TITLES
------------------                 --------------------------------------------


         Nelson Peltz              Chairman and Director
         ---------------------
          Nelson Peltz



         Peter W. May              Vice Chairman and Director
         ---------------------
          Peter W. May


                                   Chief Executive Officer and Director
         Michael Weinstein         (Principal Executive Officer)
         ---------------------
          Michael Weinstein


                                   Senior Vice President and Chief Financial
         Richard B. Allen          Officer (Principal Financial Officer)
         ---------------------
          Richard B. Allen


                                   Vice President
         Fred H. Schaefer          (Principal Accounting Officer)
         ---------------------
          Fred H. Schaefer


                                   President and Chief Operating
         Ernest J. Cavallo         Officer and Director
         ----------------------
          Ernest J. Cavallo


                                   Director
         Brian L. Schorr
         -----------------------
          Brian L. Schorr

                                                                 Exhibit 21.1


                         TRIARC BEVERAGE HOLDINGS CORP.
                           LIST OF SUBSIDIARIES AS OF
                                 March 31, 2000

                                                         STATE OR JURISDICTION
                                                         UNDER WHICH ORGANIZED
                                                         ---------------------

         Mistic Brands, Inc.                                   Delaware
         Stewart's Beverages, Inc. (formerly Cable
             Car Beverage Corporation)                         Delaware
              Old San Francisco Seltzer, Inc.                  Colorado
              Fountain Classics, Inc.                          Colorado
         Snapple Beverage Corp.                                Delaware
              Snapple International Corp.                      Delaware
                  Snapple Beverages de Mexico,
                        S.A. de C.V. (1)                       Mexico
                  Snapple Caribbean Corp.                      Delaware
                Snapple Europe Limited                         United Kingdom
                Snapple Canada, Ltd.                           Canada
                Snapple Worldwide Corp.                        Delaware
                Snapple Finance Corp.                          Delaware
                Pacific Snapple Distributors, Inc.             California
                Mr. Natural, Inc.                              Delaware
                Millrose Distributors, Inc.                    New Jersey
                  MPAS Holdings, Inc.                          Delaware
                        Millrose, L.P. (2)                     Delaware
                Snapple Distributors of Long Island, Inc.      New York
                Kelrae, Inc.                                   Delaware

_____________

     (1) 99% owned by Snapple International Corp. and 1% owned by Snapple Worldwide Corp.

     (2) 99% owned by MPAS Holdings, Inc. (as limited partner) and 1% owned by Millrose Distributors, Inc. (as general partner).