Form 10-K/A
period 2000-01-02
TRIARC BEVERAGE HOLDINGS CORP
filed 2000-05-01
CIK 1086093

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER 333-78625-11
                            ------------------------

                         TRIARC BEVERAGE HOLDINGS CORP.

             (Exact Name of Registrant as Specified in its Charter)

                            ------------------------

      Delaware                                        65-074897
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

709 Westchester Avenue
White Plains, New York                                10604
(Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (914) 397-9200

                            ------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
--------------------------------               ------------------------------

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the outstanding shares of the registrant's Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $156,000 as of April 25, 2000. There were 850,500 shares of the registrant's Common Stock outstanding as of April 25, 2000.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

         Certain information regarding each current director of Triarc Beverage Holdings Corp. (the "Company" or "TBHC"), including his principal occupation during the past five years and current directorships, is set forth below. Unless otherwise indicated, all directors have had the indicated principal occupations for the past five years.

                                    Business Experience During Past
Name of Director                    Five Years, Age and Other Information

-----------------------------       -------------------------------------------
Nelson Peltz........  Mr. Peltz has been a director and the Chairman of the
                      Company since April 1997. Mr. Peltz has also been a manager and Chairman and Chief Executive Officer of Triarc Consumer Products Group, LLC ("TCPG"), the parent company of the Company, since January
                      1999, and director and Chairman and Chief Executive Officer of Triarc Companies, Inc. ("Triarc"), the parent company of TCPG, since April 1993. Since
                      April 1997, Mr. Peltz has also been a director or manager and officer of certain of the Company's subsidiaries. He is also a general partner of DWG Acquisition, whose principal business is ownership of securities of Triarc. From its formation in January
                      1989 to April 1993, Mr. Peltz was Chairman and
                      Chief Executive Officer of Trian Group, Limited Partnership ("Trian"), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief
                      Executive Officer and a director of Triangle
                      Industries, Inc. ("Triangle"), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. Mr. Peltz has also served as a director of MCM Capital Group, Inc. since February
                      1998.  Mr. Peltz is 57 years of age.

Peter W. May........  Mr. May has been a director and the Vice Chairman of the
                      Company since April 1997. Mr. May has also been a manager and President and Chief Operating Officer of TCPG since January 1999 and a director and President and Chief Operating Officer of Triarc since April 1993. Since April 1997, Mr. May has also been a director or manager and officer of certain of the Company's subsidiaries. He is also a general partner of DWG Acquisition. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian.
                      He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988.
                      Mr. May has also served as a director of MCM
                      Capital Group, Inc. since February 1998 and served as a director of Ascent Entertainment Group, Inc. from June 1999 to April 2000 and of On Command Corporation from February 2000 to April 2000. Mr. May is 57 years of age.

Michael Weinstein...  Mr. Weinstein has been a director and the Chief Executive
                      Officer of the Company since April 1997. Mr. Weinstein has also served as Chief Executive Officer of Snapple Beverage Corp. ("Snapple") and Mistic Brands, Inc. ("Mistic") since they were acquired by Triarc in May 1997 and August 1995, respectively, and of Royal Crown since October 1996.
                      Prior to August 1995, he was president of Liquid
                      Logic, a private beverage consulting business he founded in 1994.

Ernest J. Cavallo...  Mr. Cavallo has been a director and the President and
                      Chief Operating Officer of the Company since April 1997, and has been the President and Chief Operating Officer of Snapple since May 1997. Mr.
                      Cavallo has also served as President of Mistic since August 1995 and as the Chief Operating Officer of Mistic since November
                      1996. From August 1995 to November 1996, Mr.
                      Cavallo served as Chief Financial Officer of
                      Mistic.  From June 1994 until  August  1995,
                      Mr.  Cavallo was Senior Vice  President  and
                      Chief  Financial  Officer of Joseph  Victori
                      Wines, the predecessor company of Mistic.

Brian L. Schorr....   Mr. Schorr  has been a director of the Company since
                      April 1997 and an Executive Vice President of the
                      Company since March 1998. Mr. Schorr has also been Executive Vice President and General Counsel of Triarc and certain of its subsidiaries since June
                      1994. Prior thereto, Mr. Schorr was a partner of Paul, Weiss, Rifkind, Wharton & Garrison, a law firm which he joined in 1982.That firm provides legal services to the Company, Triarc and their subsidiaries.



 (b)  Identification of Executive Officers

         The following table sets forth certain information regarding the executive officers of the Company, all of whom are U.S. citizens.

         Name                        Age          Positions

Nelson Peltz.............             57          Director; Chairman

Peter W. May.............             57          Director; Vice Chairman

Michael Weinstein........             51          Director; Chief
                                                  Executive Officer

Ernest J. Cavallo.........            66          Director; President and
                                                  Chief Operating Officer

Brian L. Schorr...........            41          Director; Executive Vice
                                                  President

John L. Barnes, Jr. ......            52          Executive Vice
                                                  President

Eric D. Kogan.............            36          Executive Vice
                                                  President

Richard B. Allen...........            45         Senior Vice President and
                                                  Chief Financial Officer

Joseph Bayern..............            37         Senior Vice President -
                                                  Strategic Planning and
                                                  Operations

John L. Belsito..............          39         Senior Vice President

Kenneth W. Gilbert..........           49         Senior Vice President,
                                                  Marketing

Gary G. Lyons.............             49         Senior Vice President and
                                                  General Counsel;
                                                  and Assistant Secretary

Francis T. McCarron.........           43         Senior Vice President --
                                                  Taxes

Joseph G. McDonald........             52         Senior Vice President, Sales

Sherry Perley...............           42         Senior Vice President,
                                                  Human Resources

James A. Smith...............          55         Senior Vice President,
                                                  Company Operations

Anne A. Tarbell...........             41         Senior Vice President

Charles Zimmermann......               47         Senior Vice President,
                                                  Operations

Stuart I. Rosen...........             40         Vice President and
                                                  Secretary

Fred H. Schaefer..............         55         Vice President and Chief
                                                  Accounting Officer

         Set forth below is certain additional information concerning the persons listed above (other than Messrs. Peltz, May, Weinstein, Cavallo and Schorr, for whom such information has been provided under "Identification of Directors" above).

     John L. Barnes, Jr. has been an Executive Vice President of the Company since March 1998. He has also been Executive Vice President and Chief Financial Officer of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President and Chief Financial Officer of Triarc since August 1996. From April 1996 to August 1996 Mr. Barnes was a Senior Vice President of Triarc. Prior to April 1996, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company (which was sold by the Company in April 1996) for more than five years.

         Eric D. Kogan has been an Executive Vice President of the Company since March 1998. He has also been Executive Vice President -- Corporate Development of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President -- Corporate Development of Triarc since March 1995. Prior to March 1995 Mr. Kogan was Vice President -- Corporate Development of Triarc since April 1993. Prior thereto, Mr. Kogan was a Vice President of Trian from September 1991 to April 1993. Mr. Kogan has also served as a director of MCM Capital Group, Inc. since February 1998.

     Richard B. Allen. Mr. Allen has been Senior Vice President and Chief Financial Officer of the Company since July 1997. Mr. Allen was Vice President and Assistant Controller, Planning and Analysis for RJR Nabisco ("RJR") from April 1996 to October 1996 and Assistant Controller, Planning and Analysis for RJR from January 1995 to April 1996.

     Joseph  Bayern.  Mr.  Bayern  has been  Senior  Vice  President,  Strategic
Planning and Operations of the Company and certain of its subsidiaries (including Snapple and Mistic) since December 1999. Mr. Bayern was Senior Vice President- Chief Information Officer of Snapple and Mistic from March 1998 to December 1999. Mr. Bayern was Chief Information Officer of Snapple and Mistic from December 1997 to March 1998. Previously, he served as senior manager, management solutions and services for Deloitte & Touche LLP from April 1995 to December 1997.

         John L. Belsito. Mr. Belsito has been Senior Vice President since December 1999, and has been President of Royal Crown since August 1998. Before August 1998, Mr. Belsito served as Vice President--Corporate Development of Cadbury Beverages Inc. From 1995 to 1997, he served as Senior Vice President--Franchising of Dr Pepper/7-Up Inc. From 1994 to 1995, Mr. Belsito served as Vice President--Franchising of Cadbury Beverages, North America. From 1993 to 1994, he served as Vice President--Field Marketing at Schweppes USA.

         Kenneth W. Gilbert. Mr. Gilbert has been Senior Vice President--Marketing, since April 1997. He has also been Senior Vice President--Marketing of Mistic since September 1995. From 1983 to 1995, Mr. Gilbert was a group account director at Messner Vetere Berger Monamze Schmetterer Eurocom, an advertising agency in New York City.

     Gary G. Lyons. Mr. Lyons has been Senior Vice President and General Counsel and Assistant Secretary of the Company and certain of its subsidiaries (including Snapple and Mistic) since July 1997. Mr. Lyons was Vice President and General Counsel of Snapple from May 1997 to July 1997. From 1994 to 1997, Mr. Lyons was Vice President and General Counsel of Cadbury Beverages, North America and from 1993 to 1997 was Vice President and General Counsel of A&W Brands, Inc.

     Joseph G. McDonald. Mr. McDonald has been Senior Vice President--Sales of the Company since April 1997. Mr. McDonald has also been Senior Vice President--Sales of Snapple since May 1997 and of Mistic since September 1995. Mr. McDonald was Senior Vice President--Sales, Royal Crown from March 1996 until May 1997. From October 1993 to September 1995 Mr. McDonald was Vice President--Sales for Cadbury Beverages, North America.

         Francis T. McCarron has been Senior Vice President -- Taxes of the Company since April 1997. He has also been Senior Vice President - Taxes of Triarc and certain of its subsidiaries since April 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 to April 1993.

     Sherry Perley. Ms. Perley has been Senior Vice President, Human Resources of the Company since December 1999. Ms. Perley has also served as Senior Vice President, Human Resources of Snapple since November 1999. She was Vice
President, Human Resources of Snapple from July 1997 to November 1999. From January 1997 to July 1997, Ms. Perley was a human resources consultant. From January, 1994 to January, 1997 she was Vice President, Human Resources at the Nine West Group, Inc.

     James  A.  Smith.  Mr.  Smith  has  been  Senior  Vice  President,  Company
Operations of the Company since December 1999. Mr. Smith was Senior Vice President Franchising--Mr. Natural and Pacific Snapple of the Company from July 1997 to December 1999. Mr. Smith served as a consultant to the Company from June 1995 to 1997. Prior thereto, he was President of Canada Dry USA from February 1990 to June 1995.

         Anne A. Tarbell has been Senior Vice President of the Company since December 1999. She has also been Senior Vice President -- Corporate Communications and Investor Relations of Triarc, and Senior Vice President of certain of its subsidiaries, since May 1998. From June 1995 to April 1998, Ms. Tarbell was Vice President and Director -- Investor Relations of ITT Corporation and served as Assistant Director -- Investor Relations of ITT Corporation from August 1991 to May 1995.

     Charles Zimmermann. Mr. Zimmerman has been Senior Vice President--Operations since April 1997. Mr. Zimmerman has also served as Senior Vice President Operations for Snapple since September 1995 and for Mistic since July 1997. He was also Vice President--Operations for Mistic from May 1996 to July 1997. Prior thereto, Mr. Zimmermann was Vice President--Operations of Snapple from November 1989 to May 1995.

         Stuart I. Rosen has been Vice President and Secretary of the Company since April 1997. He has also been Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries since August 1994. Prior thereto, he was associated with Paul, Weiss, Rifkind, Wharton & Garrison since 1985.

         Fred H. Schaefer has been Vice President of the Company since March 1998. He has also been Vice President and Chief Accounting Officer of Triarc and certain of its subsidiaries since April 1993. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 to April 1993.

         The term of office of each executive officer is until the organizational meeting of the Board following the next annual meeting of TBHC stockholders and until his or her successor is elected and qualified or until his or her prior death, resignation or removal.

(c)  Identification of Certain Significant Employees

         Not applicable.

(d)  Family Relationships

         None.

(e)  Business Experience

         The business experience of the executive officers who are also directors of the Company is set forth in "Item 10(a) - Identification of Directors" and the business experience of those executive officers who are not also directors of the Company is set forth under "Item 10(b)--Identification of Executive Officers." The directorships held by each director of the Company in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a). The information set forth in such Items 10(a) and 10(b) is hereby incorporated herein in its entirety by reference.

(f)  Involvement in Certain Legal Proceedings

         To the best of the Company's knowledge, no current director or executive officer of the Company has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

(g)  Promoters and Control Persons

         Not applicable.

Compliance With Section 16(a) of the Exchange Act

         Not applicable.

Item 11.  Executive Compensation

Introduction to Summary Compensation Table

           The Summary Compensation Table sets forth salary of, cash bonus awards as well as non-cash awards granted under the Company's 1997 Stock Option Plan (the "TBHC Plan"), Triarc's 1993 Equity Participation Plan (the "1993 Plan"), Triarc's 1998 Equity Participation Plan (the "1998 Plan") and Triarc's 1999 Executive Bonus Plan with respect to the fiscal year ended December 28, 1997, the fiscal year ended January 3, 1999 and the fiscal year ended January 2, 2000 to, the Company's Chairman, Vice Chairman, Chief Executive Officer and the three other executive officers of the Company who constituted the Company's most highly compensated executive officers during fiscal 1999 (the "Named Officers").

         Messrs. Peltz and May serve as directors and officers of TBHC, Triarc and several of their subsidiaries. Mr. Schorr serves as a director and officer of TBHC and several of its subsidiaries, as an officer of Triarc and as an officer and director of several of its subsidiaries. Mr. Weinstein serves as a director and officer of TBHC and certain of its subsidiaries (including Snapple and Mistic). Messrs. Barnes and Kogan serve as officers of TBHC and Triarc and officers and directors of several of their subsidiaries. All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May, Barnes, Kogan and Schorr (other than the options granted under the TBHC Plan) was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries, including TBHC and its subsidiaries. All compensation set forth in the Summary Compensation Table for Mr. Weinstein was paid by subsidiaries of TBHC for services rendered to the Triarc Beverage Group. All non-cash awards granted to any Named Officer were made by Triarc except for options granted under the TBHC Plan. Additional information with respect to the compensation arrangements for the Chairman, the Vice Chairman, the Chief Executive Officer and the other Named Officers is set forth below under "Certain Employment Arrangements with Executive Officers." No restricted stock awards were made to any of the Named Officers during fiscal 1997, fiscal 1998 or fiscal 1999.


                                   SUMMARY COMPENSATION TABLE

                                                                                       Annual Compensation

                                                                                                                     Other Annual
 Name and Principal Position                        Period           Salary($)                    Bonus($)        Compensation($)
----------------------------                        ------           ---------                    --------        ---------------

Nelson Peltz .................                      1999               933,333                   5,554,350(2)       300,034(6)
 Chairman                                           1998                     1                          --          329,067(6)
                                                    1997                     1                          --          429,872(6)


Peter W. May .................                      1999               800,000                   2,664,650(2)       148,285(7)
 Vice Chairman                                      1998                     1                          --          134,173(7)
                                                    1997                     1                          --          153,288(7)

Michael Weinstein..............                     1999               500,000                     225,000                 (8)
 Chief Executive Officer                            1998               500,000                     225,000                 (8)
                                                    1997               458,333                   2,250,000(4)              (8)

John L. Barnes, Jr.  .........                      1999               300,000                     800,000(3)              (8)
 Executive Vice President                           1998               300,000                     585,000(3)              (8)
                                                    1997               300,000                     650,000(3)              (8)

Eric D. Kogan ................                      1999               300,000                     800,000(3)              (8)
 Executive Vice President                           1998               285,583                     595,417(3)              (8)
                                                    1997               250,000                     700,000(3)              (8)

Brian L. Schorr ..............                      1999               312,500                     800,000(3)              (8)
 Executive Vice President                           1998               312,500                     585,000(3)              (8)
                                                    1997               312,500                     650,000(3)(5)           (8)



                                                                             Long Term Compensation
                                                                          Awards            Payouts
                                                                      Securities
Name and Principal                                                    Underlying               LTIP                        All Other
Position                                       Period             Options/SARs(#)(1)          Payouts($)             Compensation($)
---------                                      ------             ------------------          ----------             ---------------

Nelson Peltz .................                 1999                    226,000(9)                     --                  8,800(11)
 Chairman                                      1998                     26,000(10)                    --                --
                                               1997                    150,000                        --                --

Peter W. May .................                 1999                    113,000(9)                     --                  8,800(11)
 Vice Chairman                                 1998                     13,000(10)                    --                --
                                               1997                    100,000                        --                --

Michael Weinstein...........                   1999                     46,000(9)                     --                  6,400(11)
 Chief Executive Officer                       1998                     10,000                        --                  5,600(11)
                                               1997                     21,000(10)                    --                  4,000(11)

John L. Barnes, Jr.  .........                 1999                     56,600(9)                     --                  8,800(11)
 Executive Vice President                      1998                     50,000                        --                  7,200(11)
                                                                         6,600(10)
                                               1997                     50,000                        --                  6,400(11)

Eric D. Kogan ................                 1999                     56,600(9)                     --                  8,800(11)
 Executive Vice President                      1998                     50,000                        --                  7,200(11)
                                                                         6,600(10)
                                               1997                     50,000                        --                  6,400(11)

Brian L. Schorr ..............                 1999                     56,600(9)                     --                 12,787(12)
 Executive Vice President                      1998                     50,000                        --                 11,187(12)
                                                                         6,600(10)
                                               1997                     50,000                        --                 10,387(12)

---------
     (1)Except as otherwise noted, all stock option grants were made pursuant to the 1993 Plan or 1998 Plan.The option grants under the 1998 Plan with respect to fiscal 1998 were made on March 15, 1999.

     (2)Includes special bonuses paid in connection with the completion of certain transactions and payments made pursuant to Triarc's 1999 Executive Bonus Plan described below.

     (3)Includes special bonuses paid in connection with the completion of certain transactions.

     (4)Includes, as consideration for Mr. Weinstein's added responsibilities in connection with the reorganization of the Triarc Beverage Group, the acquisition of Snapple and the cancellation of certain stock appreciation rights with respect to shares of Mistic common stock, a special payment of $2,000,000 awarded under the terms of Mr. Weinstein's 1997 employment agreement that Mr. Weinstein received on January 2, 2000. Of such amount, $1,000,000 vested as of July 1, 1997 and $333,333 vested on each of January 2, 1998, January 2, 1999 and January 2, 2000. For additional information, see "Certain Employment Arrangements with Executive Officers - Michael Weinstein."

     (5)Such amount constitutes Mr. Schorr's aggregate bonus with respect to fiscal 1997, $600,000 of which was paid in January 1998 as an advance against such bonus, with the balance being paid in March 1998.

     (6)Includes imputed income of $227,801, $266,837 and $233,856 arising out of the use of corporate aircraft in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

     (7)Includes imputed income of $94,791, $77,138 and $85,841 arising out of the use of corporate aircraft in fiscal 1999, 1998 and 1997, respectively, and fees of $40,000 paid by Triarc on behalf of Mr. May for tax and financial planning services in each of fiscal 1999, fiscal 1998 and fiscal 1997.

     (8)Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

     (9)Includes  26,000,  13,000,  6,600,  6,600, 6,600 options granted in 1998
under  the  TBHC  Plan  to  Messrs.   Peltz,  May,  Barnes,  Kogan  and  Schorr,
respectively, and 21,000 options granted in 1997 under the TBHC Plan to Mr. Weinstein, the exercise prices of which were equitably adjusted in 1999. In May 1999, in accordance with the terms of the TBHC Plan, the Performance Compensation Subcommittee of the Triarc Board of Directors equitably adjusted the exercise price of all outstanding options under the TBHC Plan to reflect the effects of the transfer of cash and deferred tax assets from TBHC to Triarc and the contribution of Stewart's Beverages, Inc. to TBHC. As a result, the exercise price of each of the TBHC options granted in 1998 at an exercise price of $191.00 per share was equitably adjusted to $138.83 per share and the exercise price of each TBHC option granted in 1997 at an exercise price of $147.30 per share was equitably adjusted to $107.05 per share. In addition, holders of options with an original exercise price of $147.30 per share may be entitled to a cash payment of $51.34 per share, and holders of options with an original exercise price of $191.00 per share may be entitled to a cash payment of $39.40 per share, if they exercise their options or their right to resell their shares to TBHC. Triarc has agreed with TBHC that Triarc will pay or reimburse TBHC for any such cash payment to a holder of options to the extent that such holder was an employee of Triarc (but not an employee of a subsidiary of Triarc) on May 17, 1999.

     (10)Represents grants of options made pursuant to the TBHC Plan which were equitably adjusted in 1999. See footnote (9) above.

     (11)Represents amounts contributed to 401(k) plan by Triarc (Snapple, in the case of Mr. Weinstein) on behalf of the Named Officer.

     (12)Includes $8,800, $7,200 and $6,400 contributed to 401(k) plan by Triarc on behalf of Mr. Schorr in fiscal 1999, 1998 and 1997, respectively, and $3,987 of other compensation paid by Triarc in an amount equal to premiums for life insurance in each of fiscal 1999, 1998 and 1997.

Compensation of Directors

         Neither the Company nor Triarc (or any of their subsidiaries) pays any additional remuneration to its employees (or employees of any of its affiliates) for serving as directors of the Company. See "Executive Compensation -- Certain Employment Arrangements with Executive Officers" below for certain information relating to compensation of the Company's management directors.

Certain Employment Arrangements with Executive Officers

     Nelson Peltz and Peter W. May. Since April 1993, Nelson Peltz and Peter W. May have been serving Triarc as its Chairman and Chief Executive Officer and its President and Chief Operating Officer, respectively. Under the terms of their original employment and compensation arrangements, which expired by their terms in April 1999, each of them received an annual base salary of $1.00. In addition, Messrs. Peltz and May participated in the incentive compensation and welfare and benefit plans made available to Triarc's corporate officers. New employment agreements were entered into by Triarc and Messrs. Peltz and May, effective as of May 1, 1999. The agreements provide for a five year term through April 30, 2004, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either Triarc or the executive gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $1,400,000 per year for Mr. Peltz and $1,200,000 per year for Mr. May, subject to increase but not decrease from time to time. In addition, the executives will receive an annual bonus for each fiscal year at least equal to the bonus amount actually earned under Triarc's 1999 Executive Bonus Plan, which plan was approved by Triarc's stockholders; provided that the Triarc Board of Directors (including the Compensation Committee) may award additional bonuses in its discretion. In the event employment is terminated by Triarc without "cause", or by the executive for "good reason" (as each such term is defined in the agreements), or at the executive's option following a "change of control," the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, and accrued vacation pay; (ii) the executive's then current base salary through the remainder of the employment term; (iii) five times the highest bonus as calculated under the agreements; and (iv) five times the sum of Triarc contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination . In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. "Change of control" would generally include the following events: (i) a majority of Triarc's directors being replaced; (ii) any person, defined in the Securities Exchange Act of 1934, as amended, acquires 50% or more of the combined voting power of Triarc's voting securities; (iii) a sale of all or substantially all of the assets of Triarc;
(iv) a merger or similar transaction that requires stockholder approval, unless Triarc's stockholders continue to own 50% or more of the combined voting power of the resulting entity's voting securities; (v) Triarc's stockholders approve a plan of complete liquidation or dissolution of Triarc; or (vi) such other events as may be designated by Triarc's Board of Directors. Under the agreements, in the event that any benefit paid to Messrs. Peltz and May becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, Triarc will indemnify Messrs. Peltz and May so that after payment of such excise taxes, Messrs. Peltz and May will be in the same after- tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by Triarc, by Messrs. Peltz or May for "good reason", or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards then owned by the executives will, subject to certain limitations, vest immediately and (i) subject to certain limitations, all of such awards granted on or after February 24, 2000 and (ii) all of the Triarc stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of Triarc's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

         Michael Weinstein. Snapple and Mistic entered into an amended and restated employment agreement, effective as of June 1, 1997, with Michael Weinstein, providing for the employment of Mr. Weinstein as the Chief Executive Officer of TBHC, Snapple, Mistic and Royal Crown. The term of employment will continue until January 2, 2001, unless otherwise terminated as provided in the agreement. Mr. Weinstein's employment agreement is automatically renewed for additional one year periods unless either Mr. Weinstein or Snapple elect, upon 180 days' notice, not to renew. Mr. Weinstein receives an annual base salary of $525,000, and is eligible to receive an annual cash incentive bonus and future grants of options to purchase shares of Triarc's Class A Common Stock. Mr. Weinstein also received a special payment of $2,000,000 in January 2000, of which $1,000,000 vested as of July 1, 1997 and $333,333 vested on each of January 2, 1998, 1999 and 2000.

     Mr. Weinstein is also entitled to participate in any insurance, including life, disability, medical and dental, vacation, pension and retirement plans and to receive any other employee benefits and perquisites made generally available by Snapple to its senior officers. In addition, Mr. Weinstein is entitled to a monthly automobile allowance in the amount of $900.

         In the event Snapple terminates Mr. Weinstein's employment without good cause, Mr. Weinstein's employment agreement provides that he will receive an amount equal to the sum of: (1) the greater of: (a) his base salary for one year and (b) the entire amount of base salary that would be payable to Mr. Weinstein under his employment agreement through the last day of the then current term, plus any earned but unpaid base salary, vacation or annual bonus in respect of a prior year owing to Mr. Weinstein accrued before the termination; plus (2) Mr. Weinstein's annual bonus for the year in which the termination occurs.

         In addition, Mr. Weinstein's option to purchase 15,000 shares of Triarc's Class A Common Stock will vest immediately as of the date of his termination and may be exercised by Mr. Weinstein within the earlier of one year from the date of termination or on the date the option expires. Mr. Weinstein's employment agreement also provides that in the event of a change in control, Mr. Weinstein may terminate his employment within 12 months following the change in control, if he does so because of any substantial diminution of his title, duties, or responsibilities, or any material reduction in compensation, and will be entitled to receive the same payments that he would have been entitled to receive had his employment been terminated without good cause.

         Mr. Weinstein's employment agreement also contains confidentiality provisions that prohibit him from disclosing confidential information relating to Snapple, its subsidiaries or its affiliated companies during the term of his employment agreement and for a period of four years afterwards. In addition, the agreement contains non-competition provisions that prohibit Mr. Weinstein from competing in the premium or carbonated beverage business for a period of 18 months following the termination of his employment for cause or his voluntary resignation before the last day of his term of employment.

     John L. Barnes, Jr., Eric D. Kogan and Brian L. Schorr. Each of Messrs. Barnes, Kogan and Schorr, Executive Vice Presidents of the Company and Triarc's Executive Vice President and Chief Financial Officer, Executive Vice President - Corporate Development and Executive Vice President and General Counsel, respectively, are parties to employment agreements with Triarc entered into effective as of February 24, 2000. The agreements provide for a three year term, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either Triarc or the employee gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $475,000 per year, subject to increase but not decrease from time to time. In addition, the executives are eligible to receive bonuses during each of Triarc's fiscal years from time to time as appropriate, in the sole discretion of Triarc, and to participate in Triarc's 1999 Executive Bonus Plan. In the event employment is terminated by Triarc, without "cause", or by an executive for certain specified reasons (including following a "change of control" or for "good reason", such terms having similar definitions as in Messrs. Peltz' and May's employment agreements), the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, accrued vacation pay, and two and one-half times the sum of Triarc contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination; (ii) the executive's then current salary through the remainder of the employment term (but in no event for more than two and one-half years); and (iii) two and one-half times the highest bonus, as calculated under the agreements. In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. Under the agreements, in the event that any benefit paid to Messrs. Barnes, Kogan or Schorr becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, Triarc will indemnify Messrs. Barnes, Kogan and Schorr so that after payment of such excise taxes, Messrs. Barnes, Kogan and Schorr will be in the same after-tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by Triarc, by Messrs. Barnes, Kogan or Schorr for "good reason", or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards of Triarc or any subsidiary (including the Company) then owned by the executives will, subject to certain limitations, vest immediately and (i) subject to certain limitations, all of such awards granted on or after February 24, 2000 and (ii) all of the Triarc stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of Triarc's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

    CASH INCENTIVE PLANS

     The Triarc Beverage Group ("TBG") has an annual cash incentive plan (the "Annual Incentive Plan") for executive officers and key employees, including Mr. Weinstein.

     The Annual Incentive Plan is designed to provide annual incentive awards to participants, with amounts payable being linked to whether the applicable company has met certain pre-determined financial goals and the performance of the participant during the preceding year. Under the Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by TBG's management in consultation with management of Triarc. Such awards may be adjusted on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the "quality" of TBG's earnings or to take into account external factors that affect performance results. Management of Triarc and TBG may also decide that multiple performance objectives related to TBG's and/or the individual's performance may be appropriate and in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. The Annual Incentive Plan is administered by Triarc's management and may be amended or terminated at any time.

     TRIARC'S 1999 EXECUTIVE BONUS PLAN

     Triarc's 1999 Executive Bonus Plan is designed to provide incentive compensation for designated executive officers and key employees of Triarc and its subsidiaries that is directly related to the financial performance of Triarc. The plan was approved by Triarc's stockholders on September 23, 1999. The 1999 Executive Bonus Plan, which is effective as of May 3, 1999, provides for two types of bonuses to be awarded to designated participants: "Formula Bonus Awards" and "Performance Goal Bonus Awards". Formula Bonus Awards are based solely on Triarc's operating performance using certain predetermined factors outlined in the plan. Performance Goal Bonus Awards are based on Triarc achieving certain performance goals which are established annually by the Performance Compensation Subcommittee of the Triarc Board of Directors (the "Performance Committee"), based on specific criteria set forth in the 1999 Executive Bonus Plan. Such critieria include the successful completion of acquisitions, dispositions, recapitalizations, financings and refinancings, return on Triarc's investment portfolio and other market and operating performance measures, including, among other things, earnings per share, market share, margins, productivity improvement and stock price. The Performance Committee establishes the performance goals as to each participant for each plan year and, if more than one performance goal is established, the weighting of the performance goals. Messrs. Peltz and May are eligible to receive Formula Bonus Awards and each of Messrs. Peltz, May, Barnes, Kogan and Schorr has been designated by the Performance Committee as being eligible to receive a Performance Goal Bonus Award under the 1999 Executive Bonus Plan for plan year 2000. Performance Goal Bonus Awards may not exceed $5,000,000 to any single participant for any plan year. The Performance Committee may, in its sole and absolute discretion, adjust or modify the calculation of the performance goals in certain circumstances. In addition, the 1999 Executive Bonus Plan provides that the Performance Committee may reduce or eliminate a Performance Goal Bonus Award even if certain performance goals have been achieved if the Performance Committee, in its sole discretion, determines to do so. The Performance Committee may also amend, suspend, or terminate the 1999 Executive Bonus Plan or any portion thereof at any time; provided that no such amendment or alteration shall be made that would impair the rights of any participant without the participant's consent. Payments of awards under the 1999 Executive Bonus Plan are intended to be exempt from the tax deduction limitation of Section 162(m) of the Internal Revenue Code, which generally limits deductions for compensation paid to senior executive officers to $1.0 million per year.

     DISCRETIONARY BONUSES

     From time to time, the Compensation Committee of the Triarc Board may award discretionary bonuses based on performance to certain executive officers, including executive officers of the Company. The amounts of such bonuses will be based on the Compensation Committee's evaluation of each such individual's contribution.

     TRIARC'S 1993 EQUITY PARTICIPATION PLAN

     The 1993 Plan, which expired on April 24, 1998, provided for the grant of options to purchase Triarc's Class A Common Stock, stock appreciation rights ("SARs"), restricted shares of Class A Common Stock and, to non-employee directors of Triarc, at their option, shares of Class A Common Stock in lieu of annual retainer fees and/or Board of Directors or committee meeting attendance fees ("Fees") that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries were eligible to participate in the 1993 Plan. A maximum of 10,000,000 shares of Class A Common Stock (subject to certain adjustments) were authorized to be delivered by Triarc pursuant to options, SARs and restricted shares granted under the 1993 Plan. As of April 25, 2000, options to acquire a total of 7,978,684 shares of Triarc's Class A Common Stock were outstanding under the 1993 Plan. The plan is administered by the Performance Committee.

     TRIARC'S 1998 EQUITY PARTICIPATION PLAN

     The 1998 Plan was approved by Triarc's Board of Directors on March 10, 1998 and was approved by Triarc's stockholders on May 6, 1998. The 1998 Plan replaced the 1993 Plan which expired on April 24, 1998. The 1998 Plan provides for the granting of stock options, SARs and restricted stock to officers and key employees of, and consultants to, Triarc and its subsidiaries and affiliates. The 1998 Plan provides for automatic awards of options to non-employee directors of Triarc and permits non-employee directors of Triarc to elect to receive all or a portion of their Fees in shares of Triarc's Class A Common Stock. Subject to certain antidilution adjustments, a maximum of 5,000,000 aggregate shares of Triarc's Class A Common Stock may be granted on the exercise of options or SARs or upon a director's election to receive Fees in Triarc shares pursuant to the 1998 Plan. In addition, the maximum number of shares of Triarc's Class A Common Stock that may be granted to any individual in a calendar year is 1,000,000 shares. As of April 25, 2000, options to acquire 1,987,000 shares of Triarc's Class A Common Stock were outstanding under the 1998 Plan. The 1998 Plan is administered by the Performance Committee. The term during which awards may be granted under the 1998 Plan will expire on April 30, 2003.

     TRIARC BEVERAGE HOLDINGS CORP. 1997 STOCK OPTION PLAN

     The TBHC Option Plan was approved by the Company's Board of Directors and by the Performance Committee on August 19, 1997, and amended in May 1999, and provides for the grant of options to acquire common stock of TBHC. Key employees, officers, directors and consultants of TBHC and its subsidiaries and affiliates, and of Triarc and its other subsidiaries and affiliates, are eligible to participate in the TBHC Plan. A maximum of 150,000 shares of TBHC common stock (subject to certain adjustments) are authorized to be delivered by TBHC pursuant to options granted under the plan, representing 15% of the outstanding shares of TBHC common stock determined on a fully-diluted basis. As of April 25, 2000, options to acquire 147,450 shares of TBHC common stock were outstanding under the TBHC Plan. The TBHC Plan is administered by the Performance Committee. The term during which options may be granted under the TBHC Plan expires on August 18, 2007.

     1997 EQUITY PARTICIPATION PLAN

     The 1997 Plan was approved by the Executive Committee of Triarc's Board of Directors on December 11, 1997 and provides for the granting of stock options to purchase shares of Triarc's Class A Common Stock. Participants in the 1997 Plan are limited to selected key employees and consultants of Triarc, its subsidiaries and affiliates, including the Company and its subsidiaries, who are important to the success and growth of Triarc, its subsidiaries and affiliates, but who are not "directors," "executive officers" or "officers" of Triarc. A total of 500,000 shares of Triarc's Class A Common Stock are reserved for issuance under the 1997 Plan. As of April 25, 2000, options to acquire 428,250 shares of Triarc's Class A Common Stock were outstanding under the 1997 Plan. The 1997 Plan is administered by the Compensation Committee of the Triarc Board of Directors. The term during which options may be granted under the 1997 Plan expires on December 11, 2002.

     OPTIONS GRANTED IN FISCAL 1999

     The following table sets forth certain information with respect to optionso to purchase shares of Triarc's Class A Common Stock granted to the Named Officers in the fiscal year ended January 2, 2000. No grants of options to purchase shares of TBHC common stock were made under the TBHC Plan to any Named Officer during fiscal 1999. No SARs were granted to any of the Named Officers, and no stock options were exercised by any Named Officer during fiscal 1999. The grants expiring in March 2009 were made with respect to fiscal 1998 while the other grants listed were made with respect to fiscal 1999.


                                OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                                     GRANT DATE
                                                  INDIVIDUAL GRANTS                                                       VALUE
                                   NUMBER OF             % OF TOTAL
                                  SECURITIES                OPTIONS              EXERCISE
                                  UNDERLYING             GRANTED TO               OR BASE                            GRANT DATE
                                OPTIONS/SARS           EMPLOYEES IN                 PRICE          EXPIRATION           PRESENT
         NAME                  GRANTED(#)(1)         FISCAL YEAR(2)         ($ PER SHARE)                DATE          VALUE(3)
         ----                  -------------         --------------         -------------                ----          --------

Nelson Peltz................       200,000                 9.00%                  $17.75             12/22/09        $1,632,720
Peter W. May..............         100,000                 4.50%                  $17.75             12/22/09          $816,360
Michael Weinstein......             15,000                 0.68%                  $17.75             12/22/09          $122,454
                                    10,000(4)              0.45%                 $16.875             03/15/09           $72,847
John L. Barnes, Jr. .......         50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235
Eric D. Kogan..............         50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235
Brian L. Schorr............         50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235


---------
(1) All options granted to Named Officers during 1999 were granted under the 1998 Plan. One third of the options granted under the 1998 Plan will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. The option agreements evidencing options to purchase shares of Triarc's Class A Common Stock awarded to Messrs. Peltz, May, Barnes, Kogan and Schorr provide that the options may be transferred by the optionee pursuant to a domestic relations order or to certain permitted transferees.

(2) The percentages are based on the aggregate number of options granted in fiscal 1999 to purchase Triarc's Class A Common Stock. Of the 2,221,000 total options to purchase Triarc's Class A Common Stock granted in fiscal 1999, options to purchase 844,250 shares were granted March 15, 1999 with respect to fiscal 1998.

(3) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to Triarc's Class A Common Stock:

                  (a) assumed option term of seven years;
                  (b) stock price volatility  factors of .2895 and .2865 for the
                      March 15, 1999 and December 22, 1999 grants, respectively;
                  (c) annual discount rates of 5.34% and 6.57% for the March 15,
                      1999 and December 22, 1999 grants, respectively; and
                  (d) no dividend payment.

         These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.

(4)      These options were granted on March 15, 1999 in respect of fiscal 1998.


         In addition to the foregoing grants of options, in May 1999, in accordance with the terms of the TBHC Plan, the Performance Committee equitably adjusted the exercise price of all outstanding options under the TBHC Plan to reflect the effects of the transfer of cash and deferred tax assets from TBHC to Triarc and the contribution of Stewart's Beverages, Inc. to TBHC. See footnote
(9) to the Summary Compensation Table above. The following table sets forth certain information with respect to the options previously issued to the Named Officers that were equitably adjusted in 1999.






                                                                                                                       GRANT DATE
                                        INDIVIDUAL GRANTS                                                                  VALUE

                                NUMBER OF             % OF TOTAL
                                SECURITIES              OPTIONS              EXERCISE
                                UNDERLYING             GRANTED TO            OR BASE                                  GRANT DATE
                                OPTIONS/SARS           EMPLOYEES IN          PRICE              EXPIRATION               PRESENT
         NAME                   GRANTED(#)(1)          FISCAL YEAR(2)        ($ PER SHARE)(3)         DATE               VALUE(4)


Nelson Peltz................    26,000                    17.88%                 $138.83         06/20/08             $6,045,520
Peter W. May..............      13,000                     8.94%                 $138.83         06/20/08             $3,022,760
Michael Weinstein......         21,000                    14.44%                 $107.05         08/19/07             $5,479,110
John L. Barnes, Jr. .......      6,600                     4.54%                 $138.83         06/20/08             $1,534,632
Eric D. Kogan..............      6,600                     4.54%                 $138.83         06/20/08             $1,534,632
Brian L. Schorr............      6,600                     4.54%                 $138.83         06/20/08             $1,534,632


---------
(1) All options that were equitably adjusted during 1999 were granted under the TBHC Plan. One third of the options granted under the TBHC Plan vested on July 1, 1999, and one-third will vest on each of July 1, 2000 and July 1, 2001.

(2) The percentages are based on the 145,425 total options previously granted under the TBHC Plan that were equitably adjusted in 1999.

(3) The exercise price reflects the equitable adjustment made to the options in 1999. The options were originally granted to each of Messrs. Peltz, May, Barnes, Kogan and Schorr in June 1998, at an exercise price of $191.00 per share, and to Mr. Weinstein in August 1997, at an exercise price of $147.30 per share. Such exercise prices reflected the fair market value of the TBHC common stock on the original date of grant as determined by a third-party independent appraiser.

(4) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to common stock:

                  (a) assumed option term of seven years from the original date of grant;
                  (b) stock price volatility factor of 0.0001, reflecting the fact that, as a privately held subsdiairy, the TBHC common stock does not have a public trading market;
                  (c)   an annual discount rate of 5.66%;
                  (d)   no dividend payment; and
                  (e) 3% discount of Black-Scholes ratio for each year an option remains unvested.

        These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.

         OPTION VALUES AT END OF FISCAL 1999

         The following table sets forth certain information concerning the value as of January 2, 2000 of unexercised in-the-money options to purchase shares of Triarc's Class A Common Stock and shares of TBHC common stock granted to the Named Officers outstanding as of the end of fiscal 1999.


 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF
                                                                 SECURITIES                      VALUE OF
                                                                 UNDERLYING                   UNEXERCISED
                                                                UNEXERCISED                  IN-THE-MONEY
                                                                    OPTIONS                       OPTIONS
                                                                  AT FISCAL                     AT FISCAL
                       SHARES                                      YEAR-END                      YEAR-END
                     ACQUIRED                                       1999(#)                    1999($)(1)
                           ON            VALUE                 EXERCISABLE/                  EXERCISABLE/
NAME                 EXERCISE         REALIZED                UNEXERCISABLE                UNEXERCISABLE

Nelson Peltz
 Triarc Options...       -0-               -0-          1,281,666/2,408,334            3,973,246/465,379
  TBHC Options....       -0-               -0-                 8,666/17,334          1,842,045/3,684,515
Peter W. May
 Triarc Options...       -0-               -0-            860,000/1,575,000            2,681,254/305,621
 TBHC Options.....       -0-               -0-                  4,333/8,667            921,022/1,842,258
Michael Weinstein
 Triarc Options...       -0-               -0-                31,666/38,334               187,246/97,379
 TBHC Options.....       -0-               -0-                 7,000/14,000          1,793,960/3,671,920
John L. Barnes, Jr.
 Triarc Options...       -0-               -0-              203,334/156,666              907,425/339,650
 TBHC Options....        -0-               -0-                  2,200/4,400              467,632/935,264
Eric D. Kogan
 Triarc Options...       -0-               -0-              212,334/166,666              945,250/398,000
 TBHC Options.....       -0-               -0-                  2,200/4,400              467,632/935,264
Brian L. Schorr
 Triarc Options...       -0-               -0-              238,334/156,666            1,063,675/339,650
 TBHC Options.....       -0-               -0-                  2,200/4,400              467,632/935,264

---------
(1) On December 31, 1999 (the last trading day during fiscal 1999), the closing price of Triarc's Class A Common Stock on the New York Stock Exchange was $18.375 per share. TBHC common stock is not publicly traded. The per share value as of January 2, 2000 is based on a May 17, 1999 valuation of $311.99 per share provided to TBHC by an independent third party, the latest valuation prepared.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Levato was appointed to the Compensation Committee of the Triarc Board of Directors in July 1997. Mr. Levato has been a director of Triarc since July 1996 and retired as Executive Vice President and Chief Financial Officer of Triarc in August 1996. Mr. Levato was Executive Vice President and Chief Financial Officer of Mistic from June 1995 to August 1996. Mr. Levato is not a member of the Performance Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership as of April 1, 2000 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock (constituting the only class of voting capital stock of the Company), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table above (the "Named Officers") who was an executive officer of the Company as of April 1, 2000 and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

   AMOUNT AND
   NAME AND ADDRESS OF                  NATURE OF                 PERCENT OF
   BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP      CLASS

Triarc Consumer Products Group, LLC.....   850,000 shares(1)(2)      99.9%
  280 Park Avenue
  New York, NY 10017
Nelson Peltz ...........................   858,666  shares(2)(3)     99.9%
  280 Park Avenue
  New York, NY 10017
Peter W. May ..........................    854,333  shares(2)(4)     99.9%
  280 Park Avenue
  New York, NY 10017
Michael Weinstein.....................       7,000  shares(5)          *
John L. Barnes, Jr. ..................       2,200  shares(5)          *
Eric D. Kogan.........................       2,200  shares(5)          *
Ernest J. Cavallo.....................       4,250  shares(5)          *
Brian L. Schorr.........................     2,200  shares(5)          *
Directors and Executive Officers as a group
(20 persons)...........................    893,390  shares          99.9%

---------
*  Less than 1%

     (1) TCPG has pledged such shares to secure loans made under a credit agreement to subsidiaries of TCPG and the Company. See "Item 13. Certain Relationships and Related Transactions - Financing Transactions" below.

     (2) TCPG is a wholly-owned subsidiary of Triarc and as such Triarc is the direct beneficial owner of 850,000 shares of TBHC Common Stock and each company has shared voting and investment power over the shares. As the direct beneficial owners of 34.7% and 33.3%, respectively, of Triarc's Class A Common Stock, Messrs. Peltz and May may be deemed to share voting and investment power of the 850,000 shares of TBHC Common Stock owned by TCPG. Messrs. Peltz and May disclaim beneficial ownership of these shares.

     (3) Includes options to purchase 8,666 shares of TBHC Common Stock that have vested or will vest within 60 days of April 1, 2000.

     (4) Includes options to purchase 4,333 shares of TBHC Common Stock that have vested or will vest within 60 days of April 1, 2000.

     (5) Represents options to purchase shares of TBHC Common Stock that have vested or will vest within 60 days of April 1, 2000.


     The following table sets forth the beneficial ownership as of April 1, 2000 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Triarc's Class A Common Stock (constituting the only class of voting capital stock of Triarc), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table above (the "Named Officers") who was an executive officer of the Company as of April 1, 2000 and all directors and executive officers as a group.


Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.


   AMOUNT AND
   NAME AND ADDRESS OF                  NATURE OF                 PERCENT OF
   BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP      CLASS

DWG Acquisition Group, L.P. ......      5,982,867  shares(1)       30.0%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz ......................     7,373,567 shares(1)(2)(3)  34.7%
  280 Park Avenue
  New York, NY 10017
Peter W. May ......................     6,931,333  shares(1)(2)    33.3%
  280 Park Avenue
  New York, NY 10017
Neuberger Berman Inc.                   2,014,050  shares (4)      10.1%
Neuberger Berman, LLC
   605 Third Avenue
   New York, NY  10158
William Ehrman ....................     1,883,695  shares(5)       9.5%
Frederick Ketcher
Jonas Gerstl
Frederic Greenberg
William D. Lautman
   350 Park Avenue
   New York, NY 10022
Michael Weinstein..................       46,633   shares           *
John L. Barnes, Jr. ...............      264,001   shares         1.3%
Eric D. Kogan......................      293,001   shares         1.5%
Ernest J. Cavallo..................       31,999   shares           *
Brian L. Schorr....................      301,991   shares         1.5%
Directors and Executive Officers as
a group (20 persons)...............    9,554,155   shares        40.9%

----------
*  Less than 1%

     (1) The Company is informed that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.

     (2) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.

     (3) Includes 21,200 shares owned by a family trust of which Mr. Peltz is a trustee and 2,600 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.

     (4) The information set forth herein with respect to Neuberger Berman, LLC ("Neuberger LLC") and Neuberger Berman, Inc. (the parent holding company of Neuberger LLC, "Neuberger Inc.") is based solely on information contained in a
Schedule 13G filed with the Securities and Exchange Commission (the "SEC") on February 10, 2000 pursuant to the Exchange Act. Neuberger LLC, along with
Neuberger Berman Management Inc. ("Management"), serve as sub-adviser and investment manager, respectively, of Neuberger Inc.'s various mutual funds. Neuberger LLC and Management are deemed to be beneficial owners of 2,014,050 shares of Triarc's Class A Common Stock. These shares are included as shares over which Neuberger LLC and Management has shared voting and dispositive power. Neuberger LLC and Management disclaim beneficial ownership of 103,100 shares of Triarc's Class A Common Stock owned by employees in their own personal securities accounts.

     (5) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl, and Lautman is based solely on information contained in a Schedule 13G/A filed with the SEC on February 16, 2000 under the Exchange Act. The shares reflected include an aggregate of 1,883,695 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg and Lautman may be deemed to beneficially own as general partners of EGS Management, L.L.C., a Delaware limited liability company, EGS Associates, L.P., a Delaware limited partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a Delaware limited partnership, and Jonas Partners, L.P., a New York limited partnership. The shares reflected also include (i) 61,300 shares of Triarc's Class A Common Stock owned directly by Mr. Ehrman; (ii) 7,500 shares of Triarc's Class A Common Stock owned directly by Mr. Gerstl; and (iii) 2,000 shares of Triarc's Class A Common Stock owned directly by Mr. Greenberg.

                               -------------------
     The above beneficial ownership table includes options to purchase shares of Triarc's Class A Common Stock which have vested or will vest within 60 days of April 1, 2000 by the following persons:

                                                NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                        REPRESENTED BY OPTIONS

Nelson Peltz...................                   1,340,000  shares
Peter W. May...................                     901,666  shares
Michael Weinstein..............                      43,333  shares
Ernest J. Cavallo..............                      31,999  shares
John L. Barnes, Jr. ...........                     260,001  shares
Eric D. Kogan..................                     279,001  shares
Brian L. Schorr................                     295,001  shares
Directors and Executive
Officers as a group (20)persons.                  3,442,498  shares

     The beneficial ownership table does not include 3,998,414 shares of Triarc's non-voting Class B Common Stock owned as of April 1, 2000 by entities controlled by Victor Posner (collectively, the "Posner Entities"). In August 1999, Triarc entered into a definitive agreement with the Posner Entities to acquire all of Triarc's Class B Common Stock. One-third of such shares (1,999,208 shares) were acquired by Triarc in August 1999. The agreement further provides that one-half of the remaining shares of Class B Common Stock (1,999,207 shares) will be acquired by Triarc on or before August 19, 2000 and the balance of such shares (1,999,207 shares) will be purchased on or before August 19, 2001. Each of the purchase dates is subject to extension in certain limited circumstances. None of the directors or nominees for directors of the Company or the Named Officers beneficially owned any shares of Triarc's Class B Common Stock as of April 1, 2000.

     Except for the  arrangements  relating to the shares  described in footnote
(1) to each of the beneficial ownership tables, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

Tax Sharing Agreement

     The Company and its principal subsidiaries are included in a consolidated federal income tax return with Triarc and combined state tax returns in some states. On February 25, 1999, the Company and its subsidiaries entered into a tax sharing agreement with Triarc and TCPG and its subsidiaries. The tax sharing agreement was amended as of February 25, 1999, the date of the agreement. Under this tax sharing agreement, as amended, for each year for which TCPG and any of its subsidiaries are included in the Triarc return, TCPG will pay, or cause its subsidiaries, including the Company and its subsidiaries, to pay, to Triarc an amount equal to the federal income tax liability that would have been payable by TCPG for that year, determined generally as if TCPG and its subsidiaries had filed a separate, consolidated federal income tax return for that year on behalf of ourselves and our subsidiaries. The payment to Triarc is based on current income less the following benefits: (i) losses, credits and overpayments of any of the Company's subsidiaries carried over from 1998 or prior years; (ii) deductions relating to the write-off of call premiums and debt issuance expenses on indebtedness of any of our subsidiaries that was outstanding before the effective date of this tax sharing agreement; (iii) deductions relating to exercise or payment in cancellation of stock options of Triarc; and (iv) any losses relating to any investment in Chesapeake Insurance Company Limited by a subsidiary of TCPG.

     Triarc has the right to cause the effective transfer to it of the value of any unutilized portion of the above four items, but only to the extent permitted under the net worth covenant in the credit agreement to which subsidiaries of the Company and TCPG are parties. Also, under this tax sharing agreement, similar arrangements apply in some states where TCPG or its subsidiaries file on a combined basis with Triarc or any of its other subsidiaries. However, TCPG's liability will not be less than any increase in taxes resulting from the inclusions of TCPG or any of its subsidiaries in the combined return.

Supply Arrangements

     The Company's subsidiaries purchase some raw materials, flavors and packaging from Triarc at Triarc's purchase cost from unaffiliated third-party suppliers. The Company's subsidiaries purchased raw materials, flavors and packaging from Triarc in the amount of $139.7 million in 1999.

Management Services Agreement

     Under a management services agreement with Triarc and Royal Crown Company, Inc. ("Royal Crown"), a subsidiary of TCPG, the Company and its subsidiaries receive from Triarc management services, including legal, accounting, tax, insurance, financial and other management services. The management fee payable to Triarc under such agreement is an aggregate of $6.7 million per year, which may be increased but not decreased, based on changes in an appropriate consumer price index. The aggregate fee to be paid each year is allocated among certain subsidiaries of the Company and Royal Crown. The parties to the agreement are also required to reimburse Triarc for costs and expenses incurred by Triarc in connection with supply agreements that Triarc has entered into relating to items used in connection with the business of the Triarc Beverage Group. The parties to the agreement are also reimburse Triarc for costs and expenses incurred by Triarc relating to: (i) insurance maintained by Triarc, including medical, general liability and directors and officers liability insurance, (ii) the management or operation of employee benefit plans, and (iii) the acquisition from third parties of goods and services and the use of equipment purchased, arranged for or provided by Triarc, to the extent that any of the above are for the benefit of, or used by, us or any of our subsidiaries. In 1999, the Company and its subsidaries paid approximately $2.2 million in fees to Triarc under the management services agreement. In addition, in 1999 the Company and its subsidiaries paid approximately $552,000 in fees to Triarc under a management services agreement that was in effect from January 1, 1999 to February 25, 1999. Issuance of Preferred Stock

     On May 22, 1997, the Company issued 75,000 shares of redeemable cumulative convertible preferred stock to Triarc for $75,000,000. Following a reverse stock split, there are currently 750 shares issued and outstanding. The preferred stock bears a cumulative annual dividend of 10% per annum that is payable in cash or in kind if declared by, and at the Company's option. Each share is convertible into one share of the Company's common stock. The preferred stock must be redeemed on May 22, 2009 at $100,000 per share plus accrued and unpaid dividends. No cash dividends were paid in 1997, 1998 or 1999, although the Company recorded cumulative dividends of $4.6 million in 1997, $8.0 million in 1998 and $8.7 million in 1999. Triarc contributed the preferred stock to TCPG in connection with the February 1999 offering by TCPG and the Company of $300 million aggregate principal amount of 10.25% senior subordinated notes due 2009.

Financing Transactions

     On February 25, 1999, TCPG and the Company issued $300,000,000 principal amount of 10.25% senior subordinated notes due 2009 (the "Notes") and Snapple,
Mistic and Stewart's, as well as RC/Arby's Corporation ("RC/Arby's"), a wholly-owned subsidiary of TCPG, and Royal Crown (collectively, the "Borrowers") concurrently entered into an agreement (the "Credit Agreement") for a $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as three classes of term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for borrowings (the "Revolving Loans") by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. There were no borrowings under the Revolving Credit Facility in 1999. The Company utilized the proceeds of the borrowings under the Term Loans together with available cash and cash equivalents to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under a prior credit agreement and $1,503,000 of related accrued interest, (2) transfer $92,500,000 of proceeds in conjunction with the transfer of $96,300,000 (including $3,800,000 relating to then estimated deferred financing costs) of obligations under the Term Loans to Royal Crown, (3) acquire Millrose Distributors, Inc. (a subsidiary of the Company) for $17,491,000, (4) pay allocated fees and expenses of $16,991,000, including $3,460,000 of actual costs reimbursed by Royal Crown, relating to the consummation of the Credit Facility (collectively, the "Refinancing Transactions"), and (5) pay one-time distributions to Triarc through TCPG of $87,220,000, including dividends of $82,837,000. The Company accrued interest expense on the $96,300,000 of term loans transferred to Royal Crown and interest income on the $92,500,000 of net proceeds of such borrowings. The interest expense and interest income were charged and credited, respectively, to Royal Crown.

Other Transactions

     In December 1999, Royal Crown transferred $10,000,000 to the Company in order for the Company to invest such amount on Royal Crown's behalf in commercial paper which matured in 2000. The income from the investment was credited to Royal Crown.

     Commencing in July 1997, following the relocation of Royal Crown's corporation headquarters which were centralized with the Company's offices in White Plains, New York, the Company commenced performing certain services for Royal Crown as well as Royal Crown performing certain services for the Company. The Company provides certain finance, administrative, operational and, commencing in 1998, legal services for Royal Crown. In 1999 Royal Crown provided certain operational services to the Company. The costs of all such services have been allocated based on estimated time expended. The allocated charges by the Company to Royal Crown net of the allocated charges to the Company by Royal Crown were $951,000 for 1999.

     On February 25, 1999, Messrs. Peltz and May purchased an aggregate $20.0 million of the Notes and entered into a registration rights agreement with the Company, that provided for customary demand and piggy-back registration rights. The Company has been advised by Messrs. Peltz and May that they no longer hold any of these Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIARC BEVERAGE HOLDINGS CORP.
                                    (Registrant)


                                     By:  BRIAN L. SCHORR
                                        --------------------------------
                                        Brian L. Schorr
                                        Executive Vice President
DATE: May 1, 2000