Form 10-Q
period 2000-04-02
TRIARC BEVERAGE HOLDINGS CORP
filed 2000-05-22
CIK 1086093

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 333-78625-11
                        ------------

                         TRIARC BEVERAGE HOLDINGS CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                    65-0748978
                  --------                                    ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

          709 Westchester Avenue,
          White Plains, New York                                 10604
          ----------------------                                 -----
  (Address of principal executive offices)                    (Zip Code)


                                 (914) 397-9200
                                 --------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes (X)     No (  )

     There were 850,500 shares of the registrant's common stock outstanding as of April 28, 2000.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                           TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               January 2,   April 2,
                                                                                2000 (A)       2000
                                                                                --------    --------
                                                                                   (In thousands)
                                                                                     (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents...................................................$   22,108  $   10,643
   Receivables.................................................................    50,579      66,643
   Inventories.................................................................    55,848      60,643
   Deferred income tax benefit.................................................    11,276      11,276
   Prepaid expenses and other current assets...................................     2,816       2,396
        Total current assets...................................................   142,627     151,601
Properties.....................................................................    17,839      23,232
Unamortized costs in excess of net assets of acquired companies................   119,356     118,019
Trademarks.....................................................................   244,181     241,641
Other intangible assets........................................................    31,122      31,971
Deferred costs and other assets................................................    15,780      15,540
                                                                               ----------  ----------
                                                                               $  570,905  $  582,004
                                                                               ==========  ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt...........................................$   32,301  $   31,075
   Accounts payable ...........................................................    28,063      37,999
   Accrued expenses ...........................................................    54,978      38,978
   Due to Triarc Companies, Inc. and affiliates ...............................    30,064      40,703
                                                                               ----------  ----------
        Total current liabilities..............................................   145,406     148,755
Long-term debt.................................................................   646,009     645,068
Deferred income taxes..........................................................    61,337      61,337
Other liabilities..............................................................     5,615       5,704
Redeemable preferred stock.....................................................    96,320      98,589
Stockholders' deficit:
   Common stock................................................................       850         850
   Additional paid-in capital..................................................       --        1,600
   Accumulated deficit.........................................................   (72,197)    (75,701)
   Receivable from parent......................................................  (312,417)   (304,166)
   Accumulated other comprehensive deficit.....................................       (18)        (32)
                                                                               ----------  ----------
         Total stockholders' deficit...........................................  (383,782)   (377,449)
                                                                               ----------  ----------
                                                                               $  570,905  $  582,004
                                                                               ==========  ==========


(A) Derived from the audited consolidated  financial statements as of January 2, 2000.


          See accompanying notes to condensed consolidated financial statements.


                            TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three months ended
                                                                            ------------------------
                                                                             April 4,      April 2,
                                                                               1999         2000
                                                                               ----         ----
                                                                                   (In thousands)
                                                                                    (Unaudited)

Net revenues................................................................$ 129,163     $ 140,631
                                                                            ---------     ---------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization related to sales of
      $367,000 and $405,000.................................................   74,758        82,466
   Advertising, selling and distribution....................................   33,563        32,589
   General and administrative...............................................    9,687        11,521
   Depreciation and amortization, excluding amortization of deferred
      financing costs.......................................................    5,384         6,284
   Capital structure reorganization related charges.........................    2,250           204
                                                                            ---------     ---------
                                                                              125,642       133,064
                                                                            ---------     ---------
         Operating profit...................................................    3,521         7,567
Interest expense ...........................................................   (7,757)       (9,960)
Other income, net...........................................................      398           148
                                                                            ---------     ---------
         Loss before income taxes and extraordinary charge..................   (3,838)       (2,245)
Benefit from income taxes...................................................    1,405         1,010
                                                                            ---------     ---------
         Loss before extraordinary charge...................................   (2,433)       (1,235)
Extraordinary charge........................................................   (4,876)          --
                                                                            ---------     ---------
         Net loss...........................................................$  (7,309)    $  (1,235)
                                                                            =========     =========











         See accompanying notes to condensed consolidated financial statements.


                            TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended
                                                                            ----------------------
                                                                            April 4,      April 2,
                                                                              1999          2000
                                                                              ----          ----
                                                                                (In thousands)
                                                                                  (Unaudited)

Cash flows from operating activities:
   Net loss ...............................................................$ (7,309)      $ (1,235)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization of costs in excess of net assets of acquired companies,
          trademarks and certain other items...............................   3,899          4,768
        Depreciation and amortization of properties........................   1,485          1,516
        Amortization of deferred financing costs...........................     520            445
        Provision for doubtful accounts....................................     407            268
        Capital structure reorganization related charges...................   2,250            204
        Write-off of unamortized deferred financing costs and interest
          rate cap agreement costs.........................................   7,990            --
        Other, net.........................................................     (45)          (338)
        Changes in operating assets and liabilities:
          Increase in receivables.......................................... (18,880)       (16,332)
          Increase in inventories.......................................... (13,228)        (4,795)
          Decrease (increase) in prepaid expenses and other current assets.  (2,149)           420
          Increase in accounts payable and accrued expenses................  10,029          2,187
          Increase (decrease) in due to Triarc Companies, Inc. and
             affiliates....................................................    (368)           834
                                                                           --------       --------
              Net cash used in operating activities........................ (15,399)       (12,058)
                                                                           --------       --------
Cash flows from investing activities:
   Capital expenditures....................................................  (1,350)        (6,882)
   Business acquisitions................................................... (17,296)           (43)
   Other ..................................................................      71           (114)
                                                                           --------       --------
              Net cash used in investing activities........................ (18,575)        (7,039)
                                                                           --------       --------
Cash flows from financing activities:
   Advances from affiliate.................................................     --          12,500
   Repayment of advances from affiliate....................................     --          (2,700)
   Repayments of long-term debt............................................(285,203)        (2,168)
   Proceeds from long-term debt............................................ 378,700            --
   Dividends .............................................................. (82,837)           --
   Deferred financing costs................................................ (16,245)           --
   Reimbursement of estimated deferred financing costs from affiliate......   3,293            --
                                                                           --------       --------
              Net cash provided by (used in) financing activities..........  (2,292)         7,632
                                                                           --------       --------
Net decrease in cash and cash equivalents.................................. (36,266)       (11,465)
Cash and cash equivalents at beginning of period...........................  39,578         22,108
                                                                           --------       --------
Cash and cash equivalents at end of period.................................$  3,312       $ 10,643
                                                                           ========       ========



        See accompanying notes to condensed consolidated financial statements.

                 TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 2, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings" and, together with its subsidiaries, the "Company"), a 99.9% owned subsidiary of Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group") and an indirect 99.9% owned subsidiary of Triarc Companies, Inc. ("Triarc"), have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and April 2, 2000 and its results of operations and cash flows for the three-month periods ended April 4, 1999 and April 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

     Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's Beverages, Inc. ("Stewart's") to Triarc Beverage Holdings. The
consolidated results of operations and cash flows of Stewart's and its subsidiaries have been consolidated with Triarc Beverage Holdings since Stewart's was under the common control of Triarc, and, accordingly, are presented on an "as if pooling" basis prior to the capital contribution of Stewart's capital stock to Triarc Beverage Holdings.

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1999 commenced on January 4, 1999 and ended on April 4, 1999 and the Company's first quarter of 2000 commenced on January 3, 2000 and ended on April 2, 2000. For purposes of these condensed consolidated financial statements, such periods are referred to herein as the three-month periods ended April 4, 1999 and April 2, 2000, respectively.

(2)  Inventories

     The following is a summary of the components of inventories (in thousands):

                                              January 2,       April 2,
                                                 2000            2000
                                                 ----            ----

    Raw materials..............................$ 17,540       $ 20,517
    Finished goods.............................  38,308         40,126
                                               --------       --------
                                               $ 55,848       $ 60,643
                                               ========       ========

(3)  Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $2,250,000 and $204,000 recognized during the three months ended April 4, 1999 and April 2, 2000, respectively, resulted from equitable adjustments made in 1999 to the terms of outstanding options under the Company's stock option plan (the "Triarc Beverage Plan") to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999.

     The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Triarc Beverage Plan, the exercise prices of the options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment (the "Cash Payment") of $51.34 and $39.40 per share, respectively, is due from the Company to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of the Company's common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of the Company's common stock. The Company is responsible for the Cash Payment to its employees who are option holders and Triarc is responsible for the Cash Payment to its employees who are option holders either directly or through reimbursement to the Company. The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid by the Company to its option holders in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4)  Comprehensive Loss

     The following is a summary of the components of comprehensive loss (in thousands):

                                                           Three months ended
                                                       ------------------------
                                                       April 4,        April 2,
                                                         1999            2000
                                                         ----            ----
    Net loss ..........................................$ (7,309)      $ (1,235)
    Net change in currency translation adjustment......     (68)           (14)
                                                       --------       --------
       Comprehensive loss..............................$ (7,377)      $ (1,249)
                                                       ========       ========

(5)  Transactions with Related Parties

     On March 31, 2000 Triarc acquired certain assets, principally distribution rights, of California Beverage Company ("California Beverage"), a distributor of the Company's premium beverage products in the City and County of San Francisco, California, for cash of $1,600,000, subject to post-closing adjustment. Triarc in turn contributed those assets of California Beverage as a capital contribution to Triarc Consumer Products Group, which in turn contributed them to the Company.

     In February and March 2000 the Company was advanced an aggregate $12,500,000 on a non-interest bearing basis by RC/Arby's Corporation ("RC/Arby's"), a wholly-owned subsidiary of Triarc Consumer Products Group. Such amount is included in "Due to Triarc Companies, Inc. and affiliates" at April 2, 2000. Subsequent to April 2, 2000, RC/Arby's made additional non-interest bearing advances to the Company of $7,500,000.

     During the three months ended April 2, 2000, the Company repaid $2,700,000 of advances it had received prior to January 3, 2000 from Royal Crown Company, Inc., a subsidiary of RC/Arby's.

     The Company continues to have certain related party transactions with Triarc of the same nature and general magnitude as those described in Note 18 to the consolidated financial statements in the Form 10-K.

(6)  Legal Matters

     The Company is involved in litigation and claims incidental to its business. The Company has reserves for legal matters aggregating $388,000 as of April 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

(7)  Condensed Consolidating Financial Information

     The following condensed consolidating financial statements of the Company depict, in separate columns, Triarc Beverage Holdings as the parent company and a co-issuer of the 10 1/4% senior subordinated notes due 2009, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. The condensed consolidating balance sheet as of January 2, 2000 was included in Note 19 to the consolidated financial statements in the Form 10-K.



                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                April  2, 2000
                                          --------------------------------------------------------------
                                            Parent                   Non-
                                            Company   Guarantors  Guarantors Eliminations  Consolidated
                                            -------   ----------  ---------- ------------  ------------
                                                                (In thousands)
                   ASSETS
Current assets:
   Cash and cash equivalents............  $      92   $   9,975  $     576   $     --      $  10,643
   Receivables..........................        --       64,276      2,367         --         66,643
   Inventories..........................        --       59,177      1,466         --         60,643
   Deferred income tax benefit..........        --       11,276        --          --         11,276
   Prepaid expenses and other
     current assets.....................        --        2,394          2         --          2,396
                                          ---------   ---------  ---------   ---------     ---------
        Total current assets............         92     147,098      4,411         --        151,601
Investment in subsidiaries..............     25,251      11,174        --      (36,425)          --
Intercompany receivables................      7,549       4,339      7,255     (19,143)          --
Properties..............................        --       19,493      3,739         --         23,232
Unamortized costs in excess of net
   assets of acquired companies.........        --      118,019        --          --        118,019
Trademarks..............................        --      241,641        --          --        241,641
Other intangible assets.................        --       31,971        --          --         31,971
Deferred costs and other assets.........        --       15,540        --          --         15,540
                                          ---------   ---------  ---------   ---------     ---------
                                          $  32,892   $ 589,275  $  15,405   $ (55,568)    $ 582,004
                                          =========   =========  =========   =========     =========

   LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt....  $     --    $  31,075  $     --    $     --      $  31,075
   Accounts payable.....................        --       36,554      1,445         --         37,999
   Accrued expenses.....................      4,165      32,152      2,661         --         38,978
   Due to Triarc Companies, Inc. and
     affiliates.........................      3,373      37,330        --          --         40,703
                                          ---------   ---------  ---------   ---------     ---------
        Total current liabilities.......      7,538     137,111      4,106         --        148,755
Long-term debt..........................    300,000     345,068        --          --        645,068
Intercompany payables...................      4,214      14,804        125     (19,143)          --
Deferred income taxes...................        --       61,337        --          --         61,337
Other liabilities.......................        --        5,704        --          --          5,704
Redeemable preferred stock..............     98,589         --         --          --         98,589
Stockholders' equity (deficit):
   Common stock.........................        850           3        --           (3)          850
   Additional paid-in capital...........      1,600      45,344      7,911     (53,255)        1,600
   Retained earnings (accumulated
     deficit)...........................    (75,701)    (20,064)     3,295      16,769       (75,701)
   Receivable from Triarc Consumer
     Products Group.....................   (304,166)        --         --          --       (304,166)
   Accumulated other comprehensive
     deficit............................        (32)        (32)       (32)         64           (32)
                                          ---------   ---------  ---------   ---------     ---------
        Total stockholders' equity
          (deficit).....................   (377,449)     25,251     11,174     (36,425)     (377,449)
                                          ---------   ---------  ---------   ---------     ---------
                                          $  32,892   $ 589,275  $  15,405   $ (55,568)    $ 582,004
                                          =========   =========  =========   =========     =========




                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           Three Months Ended April 4, 1999
                                           -----------------------------------------------------------
                                            Parent                   Non-
                                            Company   Guarantors  Guarantors Eliminations Consolidated
                                            -------   ----------  ---------- ------------ ------------
                                                                (In thousands)

Net revenues............................  $     --    $ 127,411  $   1,752   $     --      $ 129,163
                                          ---------   ---------  ---------   ---------     ---------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization related to sales..        --       73,592      1,166         --         74,758
   Advertising, selling and distribution        --       33,279        284         --         33,563
   General and administrative...........        --        9,619         68         --          9,687
   Depreciation and amortization,
     excluding amortization of deferred
     financing  costs...................        --        5,375          9         --          5,384
   Capital structure reorganization
     related charges....................        --        2,250        --          --          2,250
                                          ---------   ---------  ---------   ---------     ---------
                                                --      124,115      1,527         --        125,642
                                          ---------   ---------  ---------   ---------     ---------
        Operating profit ...............        --        3,296        225         --          3,521
Interest expense........................        --       (7,757)       --          --         (7,757)
Other income, net.......................        --          398        --          --            398
Equity in net earnings (losses) of
   subsidiaries.........................    (2,433)         225        --        2,208           --
                                          --------    ---------  ---------   ---------     ---------
        Income (loss) before income taxes
          and extraordinary charge......    (2,433)      (3,838)       225       2,208        (3,838)
Benefit from income taxes...............       --         1,405        --          --          1,405
                                          --------    ---------  ---------   ---------     ---------
        Income (loss) before
          extraordinary charge..........     (2,433)     (2,433)       225       2,208        (2,433)
Extraordinary charge....................     (4,876)     (4,876)       --        4,876        (4,876)
                                          ---------   ---------  ---------   ---------     ---------
        Net income (loss)...............  $  (7,309)  $  (7,309) $     225   $   7,084     $  (7,309)
                                          =========   =========  =========   =========     =========






                                                           Three Months Ended April 2, 2000
                                           -----------------------------------------------------------
                                            Parent                   Non-
                                            Company   Guarantors  Guarantors Eliminations Consolidated
                                            -------   ----------  ---------- ------------ ------------
                                                                (In thousands)

Net revenues............................  $     --    $ 137,565  $   3,066   $    --       $ 140,631
                                          ---------   ---------  ---------   --------      ---------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization related to sales..        --       80,127      2,339         --         82,466
   Advertising, selling and distribution        --       32,204        385         --         32,589
   General and administrative...........        --       11,446         75         --         11,521
   Depreciation and amortization,
     excluding amortization of deferred
     financing  costs...................        --        6,283          1         --          6,284
   Capital structure reorganization
     related charges....................        --          204        --          --            204
                                          ---------    --------   --------   ---------     ---------
                                                --      130,264      2,800         --        133,064
                                          ---------    --------   --------   ---------     ---------
        Operating profit ...............        --        7,301        266         --          7,567
Interest expense........................        --       (9,960)       --          --         (9,960)
Other income (expense), net.............        --          199        (51)        --            148
Equity in net earnings (losses) of
   subsidiaries.........................     (1,235)        215         --       1,020           --
                                          ---------    --------  ---------   ---------     ---------
        Income (loss) before income taxes    (1,235)     (2,245)       215       1,020        (2,245)
Benefit from income taxes...............        --        1,010        --          --          1,010
                                          ---------    --------  ---------   ---------     ---------
        Net income (loss)...............  $  (1,235)  $  (1,235) $     215   $   1,020     $  (1,235)
                                          =========   =========  =========   =========     =========








                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                           Three Months Ended April 4, 1999
                                          ------------------------------------------------------------
                                            Parent                   Non-
                                            Company   Guarantors  Guarantors Eliminations Consolidated
                                            -------   ----------  ---------- ------------ ------------
                                                                (In thousands)

Net cash used in operating
  activities............................  $     --    $ (15,112) $    (287)  $     --      $ (15,399)
                                          ---------   ---------  ---------   ---------     ---------
Cash flows from investing activities:
   Business acquisition.................        --      (17,296)       --          --        (17,296)
   Capital expenditures.................        --       (1,350)       --          --         (1,350)
   Other................................        --           71        --          --             71
                                          ---------   ---------  ---------   ---------     ---------
Net cash used in investing activities...        --      (18,575)       --          --        (18,575)
                                          ---------   ---------  ---------   ---------     ---------
Cash flows from financing activities:
   Proceeds from long-term debt.........        --      378,700        --          --        378,700
   Repayments of long-term debt.........        --     (285,203)       --          --       (285,203)
   Dividends............................        --      (82,837)       --          --        (82,837)
   Deferred financing costs.............        --      (16,245)       --          --        (16,245)
   Reimbursement of estimated deferred
     financing costs from affiliate.....        --        3,293        --          --          3,293
                                          ---------   ---------  ---------   ---------     ---------
Net cash used in financing activities...        --       (2,292)       --          --         (2,292)
                                          ---------   ---------  ---------   ---------     ---------
Net decrease in cash and cash
   equivalents..........................        --      (35,979)      (287)        --        (36,266)
Cash and cash equivalents at beginning
   of period............................          1      39,046        531         --         39,578
                                          ---------   ---------  ---------   ---------     ---------
Cash and cash equivalents at end
   of period...........................   $       1   $   3,067  $     244   $     --      $   3,312
                                          =========   =========  =========   =========     =========







                                                      Three Months Ended April 2, 2000
                                            ---------------------------------------------------------
                                            Parent                  Non-
                                            Company  Guarantors  Guarantors Eliminations Consolidated
                                            -------  ----------  ---------- ------------ ------------
                                                               (In thousands)

Net cash provided by (used in) operating
  activities............................  $     --    $ (12,243)   $   185   $     --     $(12,058)
                                          ---------   ---------    -------   ---------    --------
Cash flows from investing activities:
   Capital expenditures.................        --       (6,854)       (28)        --       (6,882)
   Business acquisition.................        --          (43)       --          --          (43)
   Other................................        --         (114)       --          --         (114)
                                          ---------   ---------    -------   ---------    --------
Net cash used in investing activities...        --       (7,011)       (28)        --       (7,039)
                                          ---------   ---------    -------   ---------    --------
Cash flows from financing activities:
   Advances from affiliate..............        --       12,500        --          --       12,500
   Repayment of advances from affiliate.        --       (2,700)       --          --       (2,700)
   Repayments of long-term debt.........        --       (2,168)       --          --       (2,168)
                                          ---------   ---------   --------   ---------    --------
Net cash provided by financing activities       --        7,632        --          --        7,632
                                          ---------   ---------   --------   ---------    --------
Net increase (decrease) in cash and cash
   equivalents..........................        --      (11,622)       157         --      (11,465)
Cash and cash equivalents at beginning
   of period............................         92      21,597        419         --       22,108
                                          ---------   ---------  ---------   ---------    --------
Cash and cash equivalents at end of
   period...............................  $      92   $   9,975  $     576   $     --     $ 10,643
                                          =========   =========  =========   =========    ========





                 TRIARC BEVERAGE HOLDINGS CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Triarc Beverage Holdings Corp., a 99.9% owned subsidiary of Triarc Consumer Products Group and an indirect 99.9% owned subsidiary of Triarc Companies, Inc. When we refer to "Triarc," we mean Triarc Companies, Inc. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's Beverages, Inc. to Triarc Beverage Holdings. Triarc Beverage Holdings is also the parent of Snapple
Beverage  Corp.  and Mistic  Brands,  Inc.  This  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations" reflects the consolidated results of operations of Stewart's and its subsidiaries consolidated with Triarc Beverage Holdings since these companies were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of Stewart's stock to Triarc Beverage Holdings.

     The recent trends affecting our business are described in Item 7 of our Form 10-K.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information."

     Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 1999 commenced on January 4, 1999 and ended on April 4, 1999 and our first quarter of fiscal 2000 commenced on January 3, 2000 and ended on April 2, 2000. When we refer to the "three months ended April 4, 1999" or the "1999 first quarter," we mean the period from January 4, 1999 to April 4, 1999; and when we refer to the "three months ended April 2, 2000" or the "2000 first quarter," we mean the period from January 3, 2000 to April 2, 2000.

Results of Operations

Revenues

     Our revenues increased $11.5 million (8.9%) to $140.6 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first quarter of 2000. The increase in volume principally reflects (1) sales in the 2000 first quarter of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) higher sales of diet teas and other diet beverages and juice drinks, (3) higher sales of Stewart's products as a result of increased distribution in existing and new markets and
(4) increased cases sold to retailers through Millrose Distributors, Inc. and Snapple Distributors of Long Island, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on February 25, 1999 and January 2, 2000, respectively. The effect with respect to Millrose was for the full first quarter in 2000 compared with only the period from February 26 to April 4 in the 1999 first quarter. Such increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first quarter. The higher average selling prices principally reflect (1) the effect of the Millrose and Long Island Snapple acquisitions whereby we sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Millrose and Long Island Snapple and (2) selective price increases.

Gross Profit

     We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $3.7 million to $57.8 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This increase was due to the effect of the higher sales volumes discussed above, partially offset by a slight decrease in our gross margins, which we compute as gross profit divided by total revenues, to 41% during the 2000 first quarter from 42% during the 1999 first quarter. The decrease in gross margins was principally due to the effects of (1) a shift in product mix to lower-margin products in the 2000 first quarter, (2) $0.7 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first quarter and that were not timely used and (3) increased production costs in the 2000 first quarter resulting from higher fees charged to us by our co-packers. Such decreases were substantially offset by the positive effect on gross margins from (1) the selective price increases and (2) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first quarter compared with only a portion of the 1999 first quarter and the Long Island Snapple acquisition, both as referred to above.

Advertising, Selling and Distribution Expenses

     Our advertising, selling and distribution expenses decreased $1.0 million (2.9%) to $32.6 million in the 2000 first quarter compared with the 1999 first quarter. This decrease was principally due to an overall decrease in promotional spending principally reflecting a decrease in discounts offered to distributors participating in our cold drink equipment purchasing program and a shift to shorter, less costly radio advertising, partially offset by higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees.

General and Administrative Expenses

     Our general and administrative expenses increased $1.8 million (18.9%) to $11.5 million in the 2000 first quarter compared with the 1999 first quarter reflecting (1) increased expenses as a result of the full effect in the 2000 first quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of administrative employees.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.9 million (16.7%) to $6.3 million in the 2000 first quarter compared with the 1999 first quarter principally reflecting an increase in amortization of costs in excess of net assets acquired, which we refer to as Goodwill, trademarks and other intangibles, as a result of the full effect in the 2000 quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition.

Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $0.2 million and $2.3 million in the 2000 and 1999 first quarters, respectively, reflect equitable adjustments that were made to the terms of outstanding options under our stock option plan. The stock option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of outstanding options under our stock option plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from us to Triarc partially offset by the effect of the contribution of Stewart's to us effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of our common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of our common stock. We are responsible for the cash payment to our employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to us. We have accounted for the equitable adjustment in accordance with the intrinsic value method. Commencing with the first quarter of 1999 we are recognizing compensation expense for the aggregate maximum $4.1 million of cash to be paid by us in connection with the exercise of the stock options, net of credits for forfeitures of non-vested stock options of terminated employees, assuming all remaining stock options held by our employees either have vested or will become vested, ratably over the vesting period. The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the 1999 first quarter charge of $2.3 million includes the portion of the aggregate cash to be paid by us to the extent of the vesting of the options held by our employees through April 4, 1999. The $0.2 million charge in the 2000 first quarter represents the portion of the cash to be paid by us in connection with the exercise of the stock options to the extent of the vesting of the options held by our employees during that quarter. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.4 million during the remainder of 2000 and $0.2 million in 2001 as the affected stock options held by our employees continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Interest Expense

     Interest expense increased $2.2 million to $10.0 million in the 2000 first quarter compared with the 1999 first quarter reflecting higher average levels of debt during the 2000 first quarter due to the full quarter effect of increases from a February 25, 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 2000 period. Such refinancing consisted of $378.7 million, net of $96.3 million transferred to Royal Crown Company, Inc., an affiliate of ours, borrowed under a senior bank credit facility and the repayment of $284.3 million under our former credit facility.

Other Income, Net

     Other income, net decreased $0.3 million to $0.1 million in the 2000 first quarter compared with the 1999 first quarter. This decrease was principally due to a $0.2 million decrease in interest income on cash equivalents in the 2000 first quarter as a result of lower average amounts of cash equivalents in the 2000 first quarter compared with the 1999 first quarter.

Income Taxes

     The provision for income taxes represented rates of 45% in the 2000 first quarter and 37% in the 1999 first quarter. The 2000 first quarter rate represents an effective rate that is higher than the statutory rate principally due to the effect of the amortization of non-deductible Goodwill. The rate for the 1999 first quarter is based on the total of the separate tax provisions for Snapple, Mistic and Stewart's since Stewart's was not acquired until May 17, 1999 but was accounted for on an as if pooling basis prior to its acquisition, as discussed previously. The lower than anticipated effective rate from combining the tax provisions of these companies results from the differing impact of the mix of pre-tax income or loss among these companies which had differing effective rates principally due to the effect of the amortization of non-deductible Goodwill.

Extraordinary Charge

     The 1999 first quarter extraordinary charge of $4.9 million resulted from the early extinguishment of borrowings under our former credit facility and consisted of the write-off of previously unamortized (1) deferred financing costs of $7.9 million and (2) interest rate cap agreement costs of $0.1 million, less income tax benefit of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

      Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $12.1 million during the three months ended April 2, 2000 reflecting (1) a net loss of $1.2 million, (2) cash used by changes in operating assets and liabilities of $17.7 million and (3) other of $0.4 million, all partially offset by net non-cash charges, principally depreciation and amortization, of $7.2 million.

      The cash used by changes in  operating  assets  and  liabilities  of $17.7 million principally reflects increases in receivables of $16.3 million and inventories of $4.8 million, both partially offset by (1) a $2.2 million increase in accounts payable and accrued expenses, (2) a $0.8 million increase in due to Triarc and affiliates and (3) a $0.4 million decrease in prepaid expenses and other current assets. The increase in receivables principally results from seasonally higher sales in February and March 2000 compared with November and December 1999. The increase in inventories was due to seasonal buildups in anticipation of our peak spring and summer selling season. The related increase in accounts payable reflecting the increased inventory purchases was partially offset by a decrease in accrued expenses principally due to the payment of previously accrued incentive compensation.

      Despite the $12.1 million of cash used in operating activities in the 2000 first quarter, we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of increasingly profitable operations for the remainder of the year due to the seasonality of our business with the spring and summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first quarter for operating assets which should not recur during the remainder of 2000 and should substantially reverse.

Working Capital and Capitalization

      Working capital, which equals current assets less current liabilities, was $2.8 million at April 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.0:1. Our working capital increased $5.6 million from a deficit at January 2, 2000 principally due to (1) an $8.2 million decrease in accrued interest on the $300.0 million of 10 1/4% notes of which we are a co-issuer as discussed in the paragraph below due to the February 2000 semi-annual interest payment of $16.0 million made by Triarc Consumer Products Group and not us and (2) working capital provided by operations, both partially offset by capital expenditures and reclassifications of long-term debt to current liabilities.

      Both we and Triarc Consumer Products Group have recorded our obligations under the 10 1/4% notes consisting of $300.0 million principal amount as long-term debt and $12.4 million and $4.2 million of related accrued but unpaid interest as of January 2, 2000 and April 2, 2000, respectively, in "Accrued expenses." Since it is intended that Triarc Consumer Products Group will make all principal and interest payments under the 10 1/4% notes, we have reported a corresponding charge of $312.4 million and $304.2 million as of January 2, 2000 and April 2, 2000, respectively, in "Receivable from parent" included as a component of stockholders' deficit. These amounts are increased for interest accrued and reduced to the extent that Triarc Consumer Products Group makes interest and principal payments on the 10 1/4% notes.

      Our capitalization at April 2, 2000 aggregated $397.3 million consisting of $676.1 million of long-term debt, including current portion, and $98.6 million of redeemable preferred stock less $377.4 million of stockholders' deficit. Our total capitalization increased $6.4 million from January 2, 2000 principally due to (1) an $8.2 million decrease in the "Receivable from parent" reflected as a component of stockholders' deficit described above due to the February 2000 interest payment on the 10 1/4% notes made by Triarc Consumer Products Group and (2) the $1.6 million capital contribution to us from Triarc through Triarc Consumer Products Group of certain assets Triarc acquired of California Beverage Company discussed below under "Acquisitions." These factors were partially offset by (1) repayments of long-term debt of $2.2 million and
(2) our net loss of $1.2 million.

Debt Agreements

      We participate in a $535.0 million senior bank credit facility entered into by Snapple, Mistic and Stewart's as well as RC/Arby's Corporation, a wholly-owned subsidiary of Triarc Consumer Products Group, and Royal Crown Company, Inc., a wholly-owned subsidiary of RC/Arby's. The credit facility consists of a $475.0 million term facility under which we had $373.5 million of term loans outstanding as of April 2, 2000 and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. The participants in the revolving credit facility may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There were no outstanding revolving credit loans as of April 2, 2000. At April 2, 2000 there was $59.9 million of borrowing availability to the participants in the revolving credit facility which would be available to us to the extent not already borrowed by Royal Crown or RC/Arby's and as of April 2, 2000 Royal Crown and RC/Arby's did not have any borrowings under the revolving credit facility. However, $28.0 million of the revolving credit facility was subsequently utilized by us through borrowings of revolving credit loans made on May 4, 2000 in order to fund the excess cash flow prepayment discussed in the following paragraph.

      Revolving loans will be due in full in 2005. Scheduled maturities of our term loans for the remainder of 2000 are $5.3 million, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, the participants in the revolving credit facility are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $22.6 million was applicable to our portion of the outstanding term loans and $5.7 million was applicable to Royal Crown's portion of the term loans which we recorded as a receivable from Royal Crown. The pro rata share applicable to our term B and term C loans was $20.5 million. Certain lenders of our term B and term C loans elected not to accept an aggregate $7.0 million of the prepayment and, accordingly, this amount was applied to our term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of our term loans during the last three quarters of 2000 by $0.9 million to $4.4 million. Accordingly, our payments under our term loans during the last three quarters of 2000 will aggregate $27.0 million, consisting of the $22.6 million excess cash flow prepayment and the $4.4 million of adjusted scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loans, although as of April 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of our term B and term C loans, which have $98.7 million and $240.7 million outstanding as of April 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

      We and Triarc Consumer Products Group are co-issuers of $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 which mature in 2009 and do not require any amortization of principal prior to 2009.

      We have a note payable to a beverage co-packer in an outstanding principal amount of $2.5 million as of April 2, 2000 which is due during the last three quarters of 2000.

      Our long-term debt repayments during the last three quarters of 2000 are expected to be $29.6 million, including $27.0 million under the term loans and $2.5 million under the note payable to a beverage co-packer, both as discussed above.

Debt Agreement Restrictions and Guarantees

     Under the credit facility substantially all of our assets along with those of the other subsidiaries of Triarc Consumer Products Group, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by, among other subsidiaries of Triarc Consumer Products Group, Snapple, Mistic and Stewart's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group and, among other of its subsidiaries, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic and Stewart's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic and Stewart's, among other subsidiaries of Triarc Consumer Products Group, and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

      Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends by the subsidiaries of Triarc Beverage Holdings to Triarc Beverage Holdings. Under the most restrictive of these covenants, Snapple, Mistic and Stewart's are unable to pay any dividends or make any loans or advances to Triarc Beverage Holdings other than (1)
permitted one-time distributions, including dividends, paid by these subsidiaries to Triarc Beverage Holdings and, in turn, to Triarc Consumer Products Group in 1999 and (2) dividends or advances to Triarc Beverage Holdings to the extent necessary to enable Triarc Consumer Products Group or Triarc Beverage Holdings to make interest payments under the 10 1/4% notes and to pay up to $0.2 million of general corporate expenses per year, less any amounts paid to them by Royal Crown or RC/Arby's for those purposes. While there are no restrictions applicable to Triarc Beverage Holdings to pay dividends to Triarc Consumer Products Group, Triarc Beverage Holdings is dependent upon cash flows from its subsidiaries to pay dividends. We were in compliance with all of these covenants as of April 2, 2000.

Advances from Affiliates

      In February and March 2000 we received non-interest bearing cash advances of $12.5 million from RC/Arby's to provide working capital for us. Subsequent to April 2, 2000, we received additional non-interest bearing cash advances of $7.5 million from RC/Arby's. Some or all of these advances may be repaid during the remainder of 2000 depending on our cash availability.

      During the first quarter of 2000, we repaid $2.7 million of advances we had received in 1999 from Royal Crown.

Capital Expenditures

     Cash capital expenditures amounted to $6.9 million during the 2000 first quarter. We expect that cash capital expenditures will approximate $7.8 million for the remainder of 2000 for which there were $2.8 million of outstanding commitments as of April 2, 2000. Our planned capital expenditures include amounts for cold drink equipment, co-packing equipment and remaining expenditures for a premium beverage packing line at one of our company-owned distributors.

Acquisitions

     On March 31, 2000 Triarc acquired, and through Triarc Consumer Products Group contributed to us, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, subject to post-closing adjustment. On May 16, 2000 Triarc acquired, and through Triarc Consumer Products Group contributed to us, certain assets, principally distribution rights, of Northern Glacier Ltd. d/b/a Taormina Lighthouse, a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. Of the purchase price, $1.9 million was paid through offset of accounts receivable and a note receivable otherwise owed to us by the seller, which are to be reimbursed to us by Triarc, and $0.3 million is to be paid by Triarc to the seller. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Management Services Fees

      We receive from Triarc various management services, including legal, accounting, tax, insurance and financial services, under a management services agreement between Triarc and its combined beverage businesses, which includes us. Under this agreement we pay Triarc fixed fees on a quarterly basis in arrears, including annual cost of living adjustments. Our portion of the total with respect to fiscal year 2000 will be $3.6 million. In addition, as of April 2, 2000 we owe $0.9 million to Triarc with respect to the 1999 fourth quarter.

Income Taxes

      We are included in the consolidated Federal income tax return of Triarc. Under a tax-sharing arrangement with Triarc Consumer Products Group which, in turn, has a tax-sharing agreement with Triarc, we expect to be required to pay amounts relating to Federal income taxes to Triarc through Triarc Consumer Products Group based on our consolidated taxable income on a stand-alone basis. While no tax-sharing payments were made during the 2000 first quarter, we expect future tax-sharing payments will be required during the remainder of 2000 pursuant to the informal tax-sharing arrangement.

Cash Requirements

      As of April 2, 2000, our consolidated cash requirements for the remainder of 2000, exclusive of operating cash flow requirements which include tax-sharing payments and management services fees to Triarc as discussed above, consist principally of (1) debt principal repayments aggregating $29.6 million, (2) capital expenditures of approximately $7.8 million, (3) any repayments of the cash advances from RC/Arby's and (4) business acquisitions by us, if any. We anticipate meeting all of these requirements through (1) $10.6 million of existing cash and cash equivalents, (2) cash flows from operations, (3) the $7.5 million of additional cash advances from RC/Arby's and (4) the $59.9 million of availability as of April 2, 2000 under the $60.0 million revolving credit facility to the extent not utilized by Royal Crown or RC/Arby's.

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

      As discussed above, Triarc Beverage Holdings' subsidiaries are currently unable to pay any dividends or make any additional loans or advances to Triarc Beverage Holdings under the terms of the credit facility described above except to enable Triarc Consumer Products Group or Triarc Beverage Holdings to make interest payments under the 10 1/4% notes and to pay up to $0.2 million of general corporate expenses per year. Triarc Beverage Holdings does not anticipate any significant cash requirements for the last three quarters of 2000.

Legal Matters

      We are involved in litigation and claims incidental to our business. We have reserves for legal matters of $0.4 million as of April 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

      Our business is seasonal. Our highest revenues occur during the spring and summer, between April and September and, accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues. Our earnings before interest, taxes, depreciation and amortization and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter earnings before interest, taxes, depreciation and amortization and operating profit have also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Recently Issued Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the only derivative which we have currently identified is an interest rate cap agreement on certain of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and, to a much lesser extent, foreign currency fluctuations.

     Policies and Procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $186.7 million of our aggregate $373.5 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 2% higher than the prevailing interest rate at April 2, 2000.

Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. We have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. However, foreign export sales and foreign operations for our most recent full fiscal year ended January 2, 2000 represented only 4% of our revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations. At the present time, we do not hedge our foreign currency exposures as we do not believe this exposure to be material.

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At April 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

     All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at April 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

     The following table reflects the estimated effects on the market value of our financial instruments as of April 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                                                      April 2, 2000
                                                  -------------------
                                                   Carrying   Interest
                                                    Value    Rate Risk
                                                    -----    ---------

    Cash equivalents..............................$  5,541    $   --
    Long-term debt................................ 676,143     (3,735)

     The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations.

     The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at April 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at April 2, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position.

Part II.    Other Information

      This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Beverage Holdings Corp. and its subsidiaries (collectively, "TBHC" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in our other current and periodic reports filed with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 5.  Other Information

      On May 16, 2000, our indirect parent, Triarc Companies, Inc. ("Triarc"), acquired certain of the assets of Northern Glacier Ltd. d/b/a Taormina Lighthouse, including the distribution rights for Mistic products in certain counties in New Jersey, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. The assets acquired by Triarc were contributed to our subsidiary Millrose, L.P.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1 - First Amendment dated as of April 1, 2000 to Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc. (f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders, incorporated herein by reference to Exhibit 4.1 to Triarc Companies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000 (SEC file no. 1-2201).

     27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

     27.2 - Financial Data Schedule for the three-month period ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)   Reports on Form 8-K

      None

                                  Exhibit Index

Exhibit
 No.                       Description                              Page No.

4.1 -       First  Amendment  dated as of April 1,  2000 to
            Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc. (f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ Capital Funding,
            Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders Lenders incorporated herein by reference to Exhibit 4.1 to Triarc Companies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000
            (SEC file no. 1-2201).

27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 - Financial Data Schedule for the three-month period ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIARC BEVERAGE HOLDINGS CORP.
                                                (Registrant)



Date:  May 22, 2000                             By: /S/ JOHN L. BARNES, JR.
                                                -----------------------------
                                                John L. Barnes, Jr.
                                                Executive Vice President
                                                (On behalf of the Company)



                                                By: /S/ FRED H. SCHAEFER
                                                -----------------------------
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)