Form 10-Q
period 2000-07-02
SNAPPLE BEVERAGE GROUP INC
filed 2000-08-21
CIK 1086093

--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 333-78625-11
                        ------------

                          SNAPPLE BEVERAGE GROUP, INC.
                    --------------------------------------------
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

                                 (914) 397-9200
                   ---------------------------------------------
               (Registrant's telephone number, including area code)

                         Triarc Beverage Holdings Corp.
              -------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes (X)     No (  )

        There were 850,500 shares of the registrant's common stock outstanding as of August 11, 2000.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                  SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES
                    (Formerly TRIARC BEVERAGE HOLDINGS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  January 2,      July 2,
                                                                                                   2000 (A)         2000
                                                                                                   --------         ----
                                                                                                       (In thousands)
                                                                                                         (Unaudited)

                                              ASSETS

Current assets:
    Cash and cash equivalents...................................................................$     22,108   $     17,781
    Receivables.................................................................................      50,579         88,454
    Inventories.................................................................................      55,848         80,039
    Deferred income tax benefit.................................................................      11,276         11,276
    Prepaid expenses and other current assets...................................................       2,816          3,023
                                                                                                ------------   ------------
         Total current assets...................................................................     142,627        200,573
Properties......................................................................................      17,839         24,463
Unamortized costs in excess of net assets of acquired companies.................................     119,356        116,635
Trademarks......................................................................................     244,181        239,102
Other intangible assets.........................................................................      31,122         32,898
Deferred costs and other assets.................................................................      15,780         14,570
                                                                                                ------------   ------------
                                                                                                $    570,905   $    628,241
                                                                                                ============   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt...........................................................$     32,301   $     31,907
    Accounts payable ...........................................................................      28,063         48,013
    Accrued expenses ...........................................................................      54,978         61,697
    Due to Triarc Companies, Inc. and affiliates ...............................................      30,064         63,664
                                                                                                ------------   ------------
         Total current liabilities..............................................................     145,406        205,281
Long-term debt..................................................................................     646,009        635,276
Deferred income taxes...........................................................................      61,337         61,337
Other liabilities...............................................................................       5,615          5,859
Redeemable preferred stock......................................................................      96,320        100,962
Stockholders' deficit:
    Common stock................................................................................         850            850
    Additional paid-in capital..................................................................         --           1,319
    Accumulated deficit.........................................................................     (72,197)       (70,702)
    Receivable from parent......................................................................    (312,417)      (311,832)
    Accumulated other comprehensive deficit.....................................................         (18)          (109)
                                                                                                ------------   ------------
          Total stockholders' deficit...........................................................    (383,782)      (380,474)
                                                                                                ------------   ------------
                                                                                                $    570,905   $    628,241
                                                                                                ============   ============


(A) Derived from the audited consolidated  financial statements as of January 2, 2000.




    See  accompanying  notes to  condensed  consolidated financial statements.



                                         SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES
                                           (Formerly TRIARC BEVERAGE HOLDINGS CORP.)
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three months ended                  Six months ended
                                                        -----------------------------       ---------------------------
                                                            July 4,          July 2,           July 4,        July 2,
                                                             1999             2000              1999            2000
                                                             ----             ----              ----            ----
                                                                                 (In thousands)
                                                                                   (Unaudited)

Net revenues............................................$    196,370      $    208,780      $   325,532     $    349,411
                                                        ------------      ------------      -----------     ------------
Costs and expenses:
    Cost of sales, excluding depreciation and
      amortization related to sales of $396,000,
      $448,000, $763,000 and $853,000...................     112,881           120,278          187,639          202,744
    Advertising, selling and distribution...............      49,714            50,480           83,277           83,069
    General and administrative .........................      10,301            12,026           19,986           23,547
    Depreciation and amortization, excluding
      amortization of deferred financing costs..........       5,662             6,459           11,047           12,743
    Capital structure reorganization related
      charges...........................................         750               204            3,000              408
                                                        ------------      ------------      -----------     ------------
                                                             179,308           189,447          304,949          322,511
                                                        ------------      ------------      -----------     ------------
      Operating profit .................................      17,062            19,333           20,583           26,900
Interest expense........................................      (8,899)          (10,518)         (16,656)         (20,478)
Other income, net.......................................         298               275              696              423
                                                        ------------      ------------      -----------     ------------
      Income before income taxes and
         extraordinary charge...........................       8,461             9,090            4,623            6,845
Provision for income taxes..............................      (3,485)           (4,090)          (2,080)          (3,080)
                                                        ------------      ------------      -----------     ------------
      Income before extraordinary charge................       4,976             5,000            2,543            3,765
Extraordinary charge....................................         --                --            (4,876)             --
                                                        ------------      ------------      -----------     -----------
      Net income (loss).................................$      4,976      $      5,000      $    (2,333)    $      3,765
                                                        ============      ============      ===========     ============








     See  accompanying  notes  to  condensed  consolidated financial statements.



                                        SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES
                                          (Formerly TRIARC BEVERAGE HOLDINGS CORP.)
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six months ended
                                                                                           ---------------------------
                                                                                             July 4,           July 2,
                                                                                              1999              2000
                                                                                              ----              ----
                                                                                                  (In thousands)
                                                                                                    (Unaudited)

Cash flows from operating activities:
   Net income (loss) . . .................................................................$   (2,333)       $    3,765
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items.............................................     8,092             9,579
        Depreciation and amortization of properties.......................................     2,955             3,164
        Amortization of deferred financing costs..........................................     1,034             1,026
        Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs................................................................     7,990               --
        Capital structure reorganization related charges..................................     3,000               408
        Provision for doubtful accounts...................................................       927               289
        Provision for deferred income taxes...............................................     1,592               --
        Other, net........................................................................       308               111
        Changes in operating assets and liabilities:
           Increase in receivables........................................................   (41,363)          (37,954)
           Increase in inventories........................................................   (21,845)          (24,001)
           Increase in prepaid expenses and other current assets..........................      (174)             (124)
           Increase in accounts payable and accrued expenses..............................    19,530            27,023
           Increase in due to Triarc Companies, Inc. and affiliates.......................    14,996             1,470
                                                                                          ----------        ----------
                Net cash used in operating activities.....................................    (5,291)          (15,244)
                                                                                          ----------        ----------
Cash flows from investing activities:
   Capital expenditures...................................................................    (3,078)           (9,630)
   Business acquisitions..................................................................   (17,376)             (177)
   Other .................................................................................       121              (274)
                                                                                          ----------        ----------
                Net cash used in investing activities.....................................   (20,333)          (10,081)
                                                                                          ----------        ----------
Cash flows from financing activities:
   Repayments of long-term debt...........................................................  (287,395)          (33,451)
   Proceeds from long-term debt...........................................................   378,700            22,324
   Advances from affiliate................................................................       --             32,125
   Dividends .............................................................................   (82,837)              --
   Deferred financing costs...............................................................   (16,822)              --
   Reimbursement of estimated deferred financing costs from affiliate.....................     3,410               --
                                                                                          ----------        ----------
                Net cash provided by (used in) financing activities.......................    (4,944)           20,998
                                                                                          ----------        ----------
Net decrease in cash and cash equivalents.................................................   (30,568)           (4,327)
Cash and cash equivalents at beginning of period..........................................    39,578            22,108
                                                                                          ----------        ----------
Cash and cash equivalents at end of period................................................$    9,010        $   17,781
                                                                                          ==========        ==========



 See   accompanying   notes  to  condensed   consolidated financial statements.

                  SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Snapple Beverage Group, Inc. ("Snapple Beverage Group," and, together with its subsidiaries, the "Company"), formerly Triarc Beverage Holdings Corp., a 99.9% owned subsidiary of Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group") and an indirect 99.9% owned subsidiary of Triarc Companies, Inc. ("Triarc"), have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and July 2, 2000, its results of operations for the three-month and six-month periods ended July 4, 1999 and July 2, 2000 and its cash flows for the six-month periods ended July 4, 1999 and July 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

     Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's Beverages, Inc. ("Stewart's") to Snapple Beverage Group. The consolidated results of operations and cash flows of Stewart's and its subsidiaries have been consolidated with Snapple Beverage Group since Stewart's was under the common control of Triarc, and, accordingly, are presented on an "as if pooling" basis prior to the capital contribution of Stewart's capital stock to Snapple Beverage Group.

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1999 commenced on January 4, 1999 and ended on July 4, 1999, with its second quarter commencing on April 5, 1999 and the Company's first half of 2000 commenced on January 3, 2000 and ended on July 2, 2000, with its second quarter commencing on April 3, 2000. For purposes of these condensed consolidated financial statements, the periods (1) from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999 are referred to below as the six-month and three-month periods ended July 4, 1999, respectively, and (2) from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000 are referred to below as the six-month and three-month periods ended July 2, 2000, respectively.

(2)  Inventories

     The following is a summary of the components of inventories (in thousands):

                                              January 2,           July 2,
                                                 2000               2000
                                                 ----               ----

     Raw materials...........................$   17,540         $   25,090
     Finished goods..........................    38,308             54,949
                                             ----------         ----------
                                             $   55,848         $   80,039
                                             ==========         ==========

(3)   Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $750,000 and $3,000,000 recognized during the three-month and six-month periods ended July 4, 1999, respectively, and $204,000 and $408,000 recognized during the three-month and six-month periods ended July 2, 2000, respectively, resulted from equitable adjustments made in 1999 to the terms of then outstanding options under the Company's stock option plan (the "Snapple Beverage Plan") to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Snapple Beverage Group to Triarc, partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999.

      The Snapple Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Snapple Beverage Plan, the exercise prices of the options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment (the "Cash Payment") of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of the Company's common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of the Company's common stock (see Note 7). The Company is responsible for the Cash Payment to its employees who are option holders and Triarc is responsible for the Cash Payment to its employees who are option holders either directly or through reimbursement to the Company. The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid by the Company to its option holders in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4)   Comprehensive Income (Loss)

      The  following  is a summary of the  components  of  comprehensive  income
(loss) (in thousands):

                                                                 Three months ended            Six months ended
                                                              -------------------------    -------------------------
                                                                July 4,       July 2,        July 4,         July 2,
                                                                 1999          2000           1999            2000
                                                                 ----          ----           ----            ----

     Net income (loss) .......................................$    4,976     $    5,000    $    (2,333)   $    3,765
     Net change in currency translation adjustment............       (13)           (77)           (81)          (91)
                                                              ----------     ----------    -----------    ----------
        Comprehensive income (loss)...........................$    4,963     $    4,923    $    (2,414)   $    3,674
                                                              ==========     ==========    ===========    ==========


(5)   Transactions with Related Parties

      On March 31, 2000 Triarc acquired certain assets, principally distribution rights, of California Beverage Company ("California Beverage"), a distributor of the Company's premium beverage products in the City and County of San Francisco, California, for cash of $1,620,000 including expenses of $20,000. On April 19, 2000 Triarc acquired certain inventories of California Beverage for cash of $146,000. Triarc contributed the assets of California Beverage it acquired as a capital contribution to Triarc Consumer Products Group, which in turn contributed them to the Company.

      On May 16, 2000 Triarc acquired certain assets, principally distribution rights, of Northern Glacier Ltd. ("Northern Glacier"), a distributor of the Company's Mistic premium beverage products in five counties in New Jersey, who will continue as the Company's sub-distributor in two of those counties, for an aggregate purchase price of $2,200,000, subject to post-closing adjustments. Of the purchase price, $1,870,000 was paid through offset of accounts receivable and a note receivable otherwise owed to the Company by the seller, which were reimbursed to the Company by Triarc, $275,000 is to be paid by Triarc or the Company to the seller following the conclusion of the seller's sub-distributorship arrangement and $55,000 was paid by Triarc in cash. Triarc contributed the acquired assets of Northern Glacier, to the extent paid for by Triarc, as a capital contribution to Triarc Consumer Products Group, which in turn contributed them to the Company. Such assets paid for by Triarc excluded those related to the $275,000 deferred payment, the liability for which was recognized by the Company.

     During the six months ended July 2, 2000 the Company was advanced an aggregate $32,125,000 on a non-interest bearing basis by RC/Arby's Corporation ("RC/Arby's"), a wholly-owned subsidiary of Triarc Consumer Products Group. Such amount is included in "Due to Triarc Companies, Inc. and affiliates" at July 2, 2000. Subsequent to July 2, 2000, the Company repaid $7,800,000 of such advances.

     The Company continues to have certain related party transactions with Triarc of the same nature and general magnitude as those described in Note 17 to the consolidated financial statements in the Form 10-K. In addition, see Note 3 above for discussion of another related party transaction.

(6)   Legal Matters

      The Company is involved in litigation and claims incidental to its business. The Company has reserves for legal matters aggregating $375,000 as of July 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

(7)   Snapple Beverage Group Initial Public Offering

      Snapple Beverage Group, as restructured (see below), currently intends to issue an estimated $100,000,000 of its common stock in an initial public offering (the "Offering"). These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the SEC but which has not yet been declared effective (see Part II. Item 5. "Other Information").

      Assuming the successful completion of the Offering, the Company will be restructured (the "Restructuring"). In accordance with the restructuring transactions, Snapple Beverage Group will be transferred to RC/Arby's, RC/Arby's (parent company) and the restaurant franchising business will then be effectively distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into Snapple Beverage Group.

     Also assuming the successful completion of the Offering, Snapple Beverage Group will receive an estimated $178,000,000 capital contribution from
RC/Arby's, representing the net proceeds of a financing of its restaurant business. Snapple Beverage Group, as restructured, is also expected to enter into a new credit facility consisting of up to $195,000,000 of term loans and a $50,000,000 revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the Offering. The net proceeds of the Offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2,000,000 of the cash and cash equivalents of Snapple Beverage Group, as restructured, are expected to be used to (1) repay prior to maturity all outstanding borrowings under the existing credit facility of Snapple, Mistic and Stewart's, as well as two other subsidiaries of Triarc Consumer Products Group and accrued interest thereon and
(2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the Offering and the consummation of the new credit facility. The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under the existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit. The Company's portion of the extraordinary charge as of July 2, 2000, would have amounted to $9,141,000.

(8)   Condensed Consolidating Financial Information

      The following condensed consolidating financial statements of the Company depict, in separate columns, Snapple Beverage Group as the parent company and a co-issuer of the 10 1/4% senior subordinated notes due 2009, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total.



                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               January 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                       Company     Guarantors    Guarantors   Eliminations   Consolidated
                                                       -------     ----------    ----------   ------------   ------------
                                                                               (In thousands)

                     ASSETS

Current assets:
    Cash and cash equivalents....................  $        92   $    21,597    $      419    $       --    $    22,108
    Receivables..................................          --         49,671           908            --         50,579
    Inventories..................................          --         55,267           581            --         55,848
    Deferred income tax benefit..................          --         11,276           --             --         11,276
    Prepaid expenses and other
      current assets.............................          --          2,806            10            --          2,816
                                                   -----------   -----------    ----------    -----------   -----------
         Total current assets....................           92       140,617         1,918            --        142,627
Investment in subsidiaries.......................       24,900         2,013           --         (26,913)          --
Intercompany receivables.........................        7,546         7,666           --         (15,215)          --
Properties.......................................          --         17,101           738            --         17,839
Unamortized costs in excess of net
    assets of acquired companies.................          --        119,356           --             --        119,356
Trademarks.......................................          --        244,181           --             --        244,181
Other intangible assets..........................          --         31,122           --             --         31,122
Deferred costs and other assets..................          --         15,780           --             --         15,780
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $    32,541   $   577,836    $    2,656    $   (42,128)  $   570,905
                                                   ===========   ===========    ==========    ===========   ===========

    LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt............  $       --    $    32,301    $      --     $       --    $    32,301
    Accounts payable.............................          --         27,699           364            --         28,063
    Accrued expenses.............................       12,417        42,361           200            --         54,978
    Due to Triarc Companies, Inc. and
      affiliates.................................          --         30,064           --             --         30,064
                                                   -----------   -----------    ----------    -----------   -----------
         Total current liabilities...............       12,417       132,425           564            --        145,406
Long-term debt...................................      300,000       346,009           --             --        646,009
Intercompany payables............................        7,587         7,550            79        (15,215)          --
Deferred income taxes............................          --         61,337           --             --         61,337
Other liabilities................................          --          5,615           --             --          5,615
Redeemable preferred stock.......................       96,320           --            --             --         96,320
Stockholders' equity (deficit):
    Common stock.................................          850             3           --              (3)          850
    Additional paid-in capital...................          --         43,744         2,185        (45,929)          --
    Accumulated deficit..........................      (72,197)      (18,829)         (154)        18,983       (72,197)
    Receivable from Parent.......................     (312,417)          --            --             --       (312,417)
    Accumulated other comprehensive
      deficit....................................          (18)          (18)          (18)            36           (18)
                                                   -----------   -----------    ----------    -----------   -----------
         Total stockholders' equity (deficit)....     (383,782)       24,900         2,013        (26,913)     (383,782)
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $    32,541   $   577,836    $    2,656    $   (42,128)  $   570,905
                                                   ===========   ===========    ==========    ===========   ===========






                                                                               July 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                      Non-
                                                       Company     Guarantors   Guarantors   Eliminations    Consolidated
                                                       -------     ----------   ----------   ------------    ------------
                                                                              (In thousands)

                     ASSETS

Current assets:
    Cash and cash equivalents....................  $        92   $    17,159    $      530    $       --    $    17,781
    Receivables..................................          --         86,782         1,672            --         88,454
    Inventories..................................          --         79,477           562            --         80,039
    Deferred income tax benefit..................          --         11,276           --             --         11,276
    Prepaid expenses and other
      current assets.............................          --          2,897           126            --          3,023
                                                   -----------   -----------    ----------    -----------   -----------
         Total current assets....................           92       197,591         2,890            --        200,573
Investment in subsidiaries.......................       32,264         1,787           --         (34,051)          --
Intercompany receivables.........................        3,337           233           --          (3,570)          --
Properties.......................................          --         23,713           750            --         24,463
Unamortized costs in excess of net
    assets of acquired companies.................          --        116,635           --             --        116,635
Trademarks.......................................          --        239,102           --             --        239,102
Other intangible assets..........................          --         32,898           --             --         32,898
Deferred costs and other assets..................          --         14,570           --             --         14,570
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $    35,693   $   626,529    $    3,640    $   (37,621)  $   628,241
                                                   ===========   ===========    ==========    ===========   ===========

    LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt............  $       --    $    31,907    $      --     $       --    $    31,907
    Accounts payable.............................          --         46,835         1,178            --         48,013
    Accrued expenses.............................       11,832        49,423           442            --         61,697
    Due to Triarc Companies, Inc. and
      affiliates.................................        3,373        60,291           --             --         63,664
                                                   -----------   -----------    ----------    -----------   -----------
         Total current liabilities...............       15,205       188,456         1,620            --        205,281
Long-term debt...................................      300,000       335,276           --             --        635,276
Intercompany payables............................          --          3,337           233         (3,570)          --
Deferred income taxes............................          --         61,337           --             --         61,337
Other liabilities................................          --          5,859           --             --          5,859
Redeemable preferred stock.......................      100,962           --            --             --        100,962
Stockholders' equity (deficit):
    Common stock.................................          850             3           --              (3)          850
    Additional paid-in capital...................        1,319        47,434         2,185        (49,619)        1,319
    Accumulated deficit..........................      (70,702)      (15,064)         (289)        15,353       (70,702)
    Receivable from Parent.......................     (311,832)          --            --             --       (311,832)
    Accumulated other comprehensive
      deficit....................................         (109)         (109)         (109)           218          (109)
                                                   -----------   -----------    ----------    -----------   -----------
         Total stockholders' equity (deficit)....     (380,474)       32,264         1,787        (34,051)     (380,474)
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $    35,693   $   626,529    $    3,640    $   (37,621)  $   628,241
                                                   ===========   ===========    ==========    ===========   ===========






                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                        Six  Months Ended July 4, 1999
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                       Company     Guarantors    Guarantors   Eliminations   Consolidated
                                                       -------     ----------    ----------   ------------   ------------
                                                                               (In thousands)

Net revenues.....................................  $       --    $   323,003    $    2,529    $       --    $   325,532
                                                   -----------   -----------    ----------    -----------   -----------
Costs and expenses:
    Cost of sales, excluding depreciation
      and amortization related to sales..........          --        185,896         1,743            --        187,639
    Advertising, selling and distribution........          --         82,863           414            --         83,277
    General and administrative...................          --         19,850           136            --         19,986
    Depreciation and amortization,
      excluding amortization of deferred
      financing costs............................          --         11,029            18            --         11,047
    Capital structure reorganization related
      charges....................................          --          3,000           --             --          3,000
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        302,638         2,311            --        304,949
                                                   -----------   -----------    ----------    -----------   -----------
         Operating profit .......................          --         20,365           218            --         20,583
Interest expense.................................          --        (16,656)          --             --        (16,656)
Other income, net................................          --            692             4            --            696
Equity in net earnings of subsidiaries before
    extraordinary charge.........................        2,543           222           --          (2,765)          --
                                                   -----------   -----------    ----------    -----------   ----------
         Income before income taxes
             and extraordinary charge............        2,543         4,623           222         (2,765)        4,623
Provision for income taxes.......................          --         (2,080)          --             --         (2,080)
                                                   -----------   -----------    ----------    -----------   -----------
         Income before extraordinary
             charge..............................        2,543         2,543           222         (2,765)        2,543
Extraordinary charge.............................       (4,876)       (4,876)          --           4,876        (4,876)
                                                   -----------   -----------    ----------    -----------   -----------
         Net income (loss).......................  $    (2,333)  $    (2,333)   $      222    $     2,111   $    (2,333)
                                                   ===========   ===========    ==========    ===========   ===========




                                                                        Six Months Ended July 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                       Company     Guarantors    Guarantors   Eliminations   Consolidated
                                                       -------     ----------    ----------   ------------   ------------
                                                                               (In thousands)

Net revenues.....................................  $       --    $   346,940    $    2,471    $       --    $   349,411
                                                   -----------   -----------    ----------    -----------   -----------

Costs and expenses:
    Cost of sales, excluding depreciation
      and amortization related to sales..........          --        200,909         1,835            --        202,744
    Advertising, selling and distribution........          --         82,553           516            --         83,069
    General and administrative...................          --         23,419           128            --         23,547
    Depreciation and amortization,
      excluding amortization of deferred
      financing costs............................          --         12,742             1            --         12,743
    Capital structure reorganization related
      charges....................................          --            408           --             --            408
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        320,031         2,480            --        322,511
                                                   -----------   -----------    ----------    -----------   -----------
         Operating profit (loss) ................          --         26,909            (9)           --         26,900
Interest expense.................................          --        (20,478)          --             --        (20,478)
Other income (expense), net......................          --            549          (126)           --            423
Equity in net earnings (losses) of subsidiaries          3,765          (135)          --          (3,630)          --
                                                   -----------      --------      --------    -----------   -----------
         Income (loss) before income taxes.......        3,765         6,845          (135)        (3,630)        6,845
Provision for income taxes.......................          --         (3,080)          --             --         (3,080)
                                                   -----------   -----------    ----------    -----------   -----------
         Net income (loss).......................  $     3,765   $     3,765    $     (135)   $    (3,630)  $     3,765
                                                   ===========   ===========    ==========    ===========   ===========




                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended July 4, 1999
                                                     --------------------------------------------------------------------
                                                       Parent                       Non-
                                                       Company     Guarantors    Guarantors   Eliminations   Consolidated
                                                       -------     ----------    ----------   ------------   ------------
                                                                               (In thousands)

Net cash used in operating activities............  $       --    $    (4,763)   $     (528)   $       --    $    (5,291)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
    Business acquisitions........................          --        (17,376)          --             --        (17,376)
    Capital expenditures.........................          --         (3,076)           (2)           --         (3,078)
    Other........................................          --            121           --             --            121
                                                   -----------   -----------    ----------    -----------   -----------
Net cash used in investing activities............          --        (20,331)           (2)           --        (20,333)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
    Repayments of long-term debt.................          --       (287,395)          --             --       (287,395)
    Proceeds from long-term debt.................          --        378,700           --             --        378,700
    Dividends....................................          --        (82,837)          --             --        (82,837)
    Deferred financing costs.....................          --        (16,822)          --             --        (16,822)
    Reimbursement of estimated deferred
      financing costs from affiliate.............          --          3,410           --             --          3,410
                                                   -----------   -----------    ----------    -----------   -----------
Net cash used in financing activities............          --         (4,944)          --             --         (4,944)
                                                   -----------   -----------    ----------    -----------   -----------
Net decrease in cash and cash
    equivalents..................................          --        (30,038)         (530)           --        (30,568)
Cash and cash equivalents at beginning
    of period....................................            1        39,046           531            --         39,578
                                                   -----------   -----------    ----------    -----------   -----------
Cash and cash equivalents at end of period.......  $         1   $     9,008    $        1    $       --    $     9,010
                                                   ===========   ===========    ==========    ===========   ===========





                                                                  Six Months Ended July 2, 2000
                                                    -------------------------------------------------------------------
                                                      Parent                       Non-
                                                      Company     Guarantors    Guarantors    Eliminations Consolidated
                                                      -------     ----------    ----------    ------------ ------------
                                                                              (In thousands)

Net cash provided by (used in) operating
  activities.....................................  $       --    $   (15,367)   $      123    $       --    $   (15,244)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
    Capital expenditures.........................          --         (9,618)          (12)           --         (9,630)
    Business acquisitions........................          --           (177)          --             --           (177)
    Other........................................          --           (274)          --             --           (274)
                                                   -----------   -----------    ----------    -----------   -----------
Net cash used in investing activities............          --        (10,069)          (12)           --        (10,081)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
    Repayments of long-term debt.................          --        (33,451)          --             --        (33,451)
    Proceeds from long-term debt.................          --         22,324           --             --         22,324
    Advances from affiliate......................          --         32,125           --             --         32,125
                                                   -----------   -----------    ----------    -----------   -----------
Net cash provided by financing activities........          --         20,998           --             --         20,998
                                                   -----------   -----------    ----------    -----------   -----------
Net increase (decrease) in cash and cash
    equivalents..................................          --         (4,438)          111            --         (4,327)
Cash and cash equivalents at beginning
    of period....................................           92        21,597           419            --         22,108
                                                   -----------   -----------    ----------    -----------   -----------
Cash and cash equivalents at end of period.......  $        92   $    17,159    $      530    $       --    $    17,781
                                                   ===========   ===========    ==========    ===========   ===========


                  SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Snapple Beverage Group, Inc. (formerly Triarc Beverage Holdings Corp.), a 99.9% owned subsidiary of Triarc Consumer Products Group, LLC and an indirect 99.9% owned subsidiary of Triarc Companies, Inc. When we refer to "Triarc," we mean Triarc Companies, Inc. Effective May 17, 1999 Triarc Consumer Products Group
contributed the stock of Stewart's Beverages, Inc. to Snapple Beverage Group. Snapple Beverage Group is the parent of Snapple Beverage Corp., Mistic Brands, Inc. and, effective May 17, 1999, Stewart's. When we refer to "Snapple," we mean Snapple Beverage Corp. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the consolidated results of operations of Stewart's and its subsidiaries consolidated with Snapple Beverage Group since these companies were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of Stewart's stock to Snapple Beverage Group.

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

      Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 1999 commenced on January 4, 1999 and ended on July 4, 1999, with our second quarter commencing on April 5, 1999 and our first half of fiscal 2000 commenced on January 3, 2000 and ended on July 2, 2000, with our second quarter commencing on April 3, 2000. When we refer to the "six months ended July 4, 1999," or the "1999 first half," and the "three months ended July 4, 1999," or the "1999 second quarter," we mean the periods from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999; and when we refer to the "six months ended July 2, 2000," or the "2000 first half," and the "three months ended July 2, 2000," or the "2000 second quarter," we mean the periods from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000.

Results of Operations

Six Months Ended July 2, 2000 Compared with Six Months Ended July 4, 1999

Revenues

     Our revenues increased $23.9 million, or 7.3%, to $349.4 million for the six months ended July 2, 2000 from $325.5 million for the six months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first half of 2000. The increase in volume principally reflects (1) higher sales in the 2000 first half of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) 2000 sales of Mistic Zotics(TM) and Stewart's "S"(TM) line of diet premium beverages introduced in April 2000 and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks, (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and (5) increased cases sold to retailers through Snapple Distributors of Long Island, Inc. and Millrose Distributors, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on January 2, 2000 and February 25, 1999, respectively. The effect with respect to Millrose was for the full first half in 2000 compared with only the period from February 26 to July 4 in the 1999 first half. Those increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first half. The higher average selling prices principally reflect (1) the effect of the Long Island Snapple and Millrose acquisitions whereby we now sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Long Island Snapple and Millrose and, to a much lesser extent, (2) the full period effect in the 2000 first half of selective price increases in April 1999.

Gross Profit

      We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $8.7 million, or 6.3%, to $145.8 million for the six months ended July 2, 2000 from $137.1 million for the six months ended July 4, 1999. This increase was principally due to the effect of the higher sales volumes discussed above, with our gross margins, which we compute as gross profit divided by total revenues, unchanged at 42% during both the 2000 and 1999 first halves. The positive effect on gross margins from (1) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first half compared with only a portion of the 1999 first half and the Long Island Snapple acquisition and (2) the selective price increases, both as referred to above, were fully offset by the negative effects of (1) a shift in product mix to lower-margin products in the 2000 first half, (2) increased freight and handling costs in the 2000 first half as a result of beginning the use of warehousing for our finished products during the second half of 1999, (3) $1.1 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first half and that were not timely used and (4) increased production costs in the 2000 first half resulting from higher fees charged to us by our co-packers.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses decreased $0.2 million, or 0.2%, to $83.1 million for the six months ended July 2, 2000 from $83.3 million for the six months ended July 4, 1999. The decrease in advertising, selling and distribution expenses was principally due to an overall decrease in promotional spending principally reflecting a decrease in discounts offered to distributors participating in our cold drink equipment purchasing program and a shift to shorter, less costly radio advertising as well as a shift from more expensive network to less costly cable television advertising, partially offset by (1) higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees and (2) higher costs resulting from our acquisition of certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the city and county of San Francisco, California, in March 2000.

General and Administrative Expenses

      Our general and administrative expenses increased $3.6 million, or 17.8%, to $23.6 million for the six months ended July 2, 2000 from $20.0 million for the six months ended July 4, 1999. The increase in general and administrative expenses reflects (1) increased expenses as a result of the full effect in the 2000 first half of the Millrose acquisition and the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of administrative employees.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.7 million, or 15.4%, to $12.7 million for the six months ended July 2, 2000 from $11.0 million for the six months ended July 4, 1999. The increase in depreciation and amortization principally reflects an increase in amortization of costs in excess of net assets acquired, which we refer to as goodwill, trademarks and other intangibles, as a result of the full effect in the 2000 half of the Millrose acquisition, the effect of the Long Island Snapple acquisition and, to a much lesser extent, the California Beverage acquisition.

Capital Structure Reorganization Related Charges

      The capital structure reorganization related charges of $0.4 million for the six months ended July 2, 2000 and $3.0 million for the six months ended July 4, 1999 reflect equitable adjustments that were made to the terms of outstanding options under our stock option plan.

      The stock option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of then outstanding options under our stock option plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from us to Triarc partially offset by the effect of the contribution of Stewart's to us effective May 17, 1999.

      The exercise prices of the options granted in 1997 were equitably adjusted in 1999 from $147.30 per share to $107.05 per share and the exercise prices of the options granted in 1998 were equitably adjusted in 1999 from $191.00 per share to $138.83 per share. A cash payment of $51.34 per share for the options granted in 1997 and $39.40 per share for the options granted in 1998 is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of our common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of our common stock (see below under "Initial Public Offering"). We are responsible for the cash payment to our employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to us.

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

      The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $3.0 million recognized for the six months ended July 4, 1999 includes the portion of the aggregate cash to be paid by us to the extent of the vesting of the options held by our employees through July 4, 1999. The $0.4 million charge recognized for the six months ended July 2, 2000 represents the portion of the cash to be paid by us in connection with the exercise of the stock options to the extent of the vesting of the options held by our employees during that period.

      We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.2 million during the second half of 2000 and $0.2 million in 2001 as the affected stock options held by our employees continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Interest Expense

      Interest expense increased $3.8 million, or 22.9%, to $20.5 million for the six months ended July 2, 2000 from $16.7 million for the six months ended July 4, 1999. This increase reflects higher average interest rates in the 2000 period and, to a lesser extent, higher average levels of debt during the 2000 first half due to the full six month effect of increases from a February 25, 1999 debt refinancing. Such refinancing consisted of $378.7 million, net of $96.3 million transferred to Royal Crown Company, Inc., an affiliate of ours, borrowed under a senior bank credit facility and the repayment of $284.3 million under our former credit facility.

Other Income, Net

     Other income, net decreased $0.3 million, or 39.2%, to $0.4 million for the six months ended July 2, 2000 from $0.7 million for the six months ended July 4, 1999. This decrease was principally due to a $0.2 million decrease in interest income on cash equivalents in the 2000 first half as a result of lower average amounts of cash equivalents in the 2000 first half compared with the 1999 first half.

Income Taxes

     Our provision for income taxes represented rates of 45% for both the six months ended July 2, 2000 and the six months ended July 4, 1999. These effective rates are higher than the statutory rate principally due to the effect of the amortization of non-deductible goodwill and the provision for state income taxes.

Extraordinary Charge

     Our extraordinary charge of $4.9 million for the six months ended July 4, 1999 resulted from the early extinguishment of borrowings under our former credit facility and consisted of the write-off of previously unamortized (1) deferred financing costs of $7.9 million and (2) interest rate cap agreement costs of $0.1 million, less income tax benefit of $3.1 million.

Three Months Ended July 2, 2000 Compared with Three Months Ended July 4, 1999

Revenues

     Our revenues increased $12.4 million, or 6.3%, to $208.8 million for the three months ended July 2, 2000 from $196.4 million for the three months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the second quarter of 2000. The increase in volume principally reflects (1) higher sales of Snapple Elements which was introduced in April 1999, (2) 2000 sales of Mistic Zotics and Stewart's "S" line of diet premium beverages, introduced in April and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks and (4) increased cases sold to retailers through Long Island Snapple principally reflecting an increased focus on our products as a result of our ownership of this distributor since January 2, 2000. Those increases were partially offset by lower sales of WhipperSnapple in the 2000 second quarter. The higher average selling prices reflect the effect of the higher selling prices in connection with the Long Island Snapple acquisition whereby we now sell directly to retailers rather than to Long Island Snapple as a distributor.

Gross Profit

     Our gross profit increased $5.0 million, or 6.0%, to $88.1 million for the three months ended July 2, 2000 from $83.1 million for the three months ended July 4, 1999 principally due to the effect of higher sales volumes discussed above with our gross margins unchanged at 42%. The positive effect on gross margins from the higher selling prices resulting from the Long Island Snapple acquisition, as referred to above, was fully offset by the negative effects of
(1) a shift in product mix to lower-margin  products in the 2000 second quarter,
(2) increased freight and handling costs in the 2000 second quarter, (3) $0.4 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 second quarter and (4) increased production costs in the 2000 second quarter resulting from higher fees charged to us by our co-packers.

Advertising, Selling and Distribution Expenses

    Our advertising, selling and distribution expenses increased $0.8 million, or 1.5%, to $50.5 million for the three months ended July 2, 2000 from $49.7 million for the three months ended July 4, 1999. The increase in advertising, selling and distribution expenses was principally due to (1) higher employee compensation and related benefit costs and (2) higher costs resulting from our California Beverage acquisition in March 2000, partially offset by an overall decrease in promotional spending, all as previously discussed in the comparison of the six-month periods.

General and Administrative Expenses

     Our general and administrative expenses increased $1.7 million, or 16.7%, to $12.0 million for the three months ended July 2, 2000 from $10.3 million for the three months ended July 4, 1999. The increase in general and administrative expenses reflects (1) increased expenses as a result of the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of employees.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.8 million, or 14.1%, to $6.5 million for the three months ended July 2, 2000 from $5.7 million for the three months ended July 4, 1999. The increase in depreciation and amortization principally reflects an increase in amortization of goodwill, trademarks and other intangibles as a result of the effect of the Long Island Snapple acquisition and, to a much lesser extent, the acquisition of California Beverage in March 2000.

Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $0.2 million for the three months ended July 2, 2000 and $0.8 million for the three months ended July 4, 1999 reflect the effect of equitable adjustments that were made to the terms of outstanding options under our stock option plan, as discussed above in the comparison of the six-month periods, as the affected stock options continue to vest. The decrease in the capital structure reorganization related charge is a result of a portion of the options becoming fully vested in July 1999. We will continue to incur additional charges through 2001, also as previously discussed.

Interest Expense

    Interest expense increased $1.6 million, or 18.2%, to $10.5 million for the three months ended July 2, 2000 from $8.9 million for the three months ended July 4, 1999 primarily reflecting higher average interest rates in the 2000 second quarter.

Other Income, Net

    Other income, net was unchanged at $0.3 million for both the three months ended July 2, 2000 and the three months ended July 4, 1999.

Income Taxes

     The provision for income taxes represented effective rates of 45% for the three months ended July 2, 2000 and 41% for the three months ended July 4, 1999. The effective rate is higher in the 2000 second quarter than in 1999 principally due to the catch up effect of a year-to-date decrease in the 1999 estimated full-year effective tax rate which decreased to 45%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

       Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $15.2 million during the six months ended July 2, 2000 reflecting cash used by changes in operating assets and liabilities of $33.6 million partially offset by (1) net income of $3.8 million and (2) non-cash charges, principally depreciation and amortization, of $14.6 million.

     The cash used by changes in operating assets and liabilities of $33.6 million principally reflects increases in receivables of $38.0 million and inventories of $24.0 million, both partially offset by increases in accounts payable and accrued expenses of $27.0 million and due to Triarc and affiliates of $1.4 million. The increase in receivables resulted from seasonally higher sales in June 2000 compared with December 1999. The increase in inventories was due to seasonal buildups in anticipation of our peak summer selling season. The increase in accounts payable and accrued expenses principally reflects (1) the increased inventory purchases, (2) $3.9 million of seasonally higher accruals for advertising and promotions and (3) a $3.1 million increase in accrued income taxes resulting from our provision for income taxes, with no related payments, all partially offset by a $4.8 million reduction in accrued compensation and related benefits due to the first quarter payment of previously accrued incentive compensation.

     Despite the $15.2 million of cash used in operating activities in the 2000 first half, we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of profitable operations for the remainder of the year due to the seasonality of our business with the summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first half for operating assets which should not recur during the second half of 2000 and should substantially reverse.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was a deficit of $4.7 million at July 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.0:1. Our working capital deficit increased $1.9 million from a deficit of $2.8 million at January 2, 2000 principally due to capital expenditures and reclassifications of long-term debt to current liabilities, both partially offset by working capital provided by operations.

     Our capitalization at July 2, 2000 aggregated $387.7 million consisting of $667.2 million of long-term debt, including current portion, and $101.0 million of redeemable preferred stock less $380.5 million of stockholders' deficit. Our total capitalization decreased $3.1 million from $390.8 million at January 2, 2000 principally due to net repayments of long-term debt of $11.1 million partially offset by (1) the $3.7 million of capital contributions to us from Triarc through Triarc Consumer Products Group of certain assets Triarc acquired of California Beverage Company and Northern Glacier Ltd. discussed below under "Acquisitions" and (2) our net income of $3.8 million.

     Both we and Triarc Consumer Products Group are co-issuers of the 10 1/4% notes and both we and Triarc Consumer Products Group have recorded our related obligations consisting of $300.0 million principal amount as long-term debt and $12.4 million and $11.8 million of related accrued but unpaid interest as of January 2, 2000 and July 2, 2000, respectively, in "Accrued expenses." Since it is intended that Triarc Consumer Products Group will make all principal and interest payments under the 10 1/4% notes, we have reported a corresponding charge of $312.4 million and $311.8 million as of January 2, 2000 and July 2, 2000, respectively, in "Receivable from parent" included as a component of stockholders' deficit. These amounts are increased for interest accrued and reduced to the extent that Triarc Consumer Products Group makes interest and principal payments on the 10 1/4% notes.

Debt Agreements

     We participate in a $535.0 million senior bank credit facility entered into by Snapple, Mistic and Stewart's as well as RC/Arby's Corporation, a wholly-owned subsidiary of Triarc Consumer Products Group, and Royal Crown Company, Inc., a wholly-owned subsidiary of RC/Arby's. The credit facility consists of a $475.0 million term facility under which we had $349.4 million and Royal Crown had $88.9 million of term loans outstanding as of July 2, 2000 and a $60.0 million revolving credit facility under which we had $15.9 million and Royal Crown had $4.1 million of revolving credit loans outstanding as of July 2, 2000. At July 2, 2000 there was $39.9 million of borrowing availability to the participants in the revolving credit facility which would be available to us to the extent not utilized by RC/Arby's or Royal Crown.

     Revolving loans will be due in full in 2005. Maturities of our term loans are $3.0 million for the second half of 2000 representing two quarterly installments, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, the participants in the revolving credit facility are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $22.6 million was applicable to our portion of the outstanding term loans and $5.7 million was applicable to Royal Crown's portion of the term loans which we recorded as a receivable from Royal Crown. The pro rata share applicable to our term B and term C loans was $20.5 million. Certain lenders of our term B and term C loans elected not to accept an aggregate $7.0 million of the prepayment applicable to us and, accordingly, this amount was applied to our term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of our term loans during the second half of 2000 by $0.6 million to $3.0 million. We currently expect that an additional prepayment will be required to be made in the second quarter of 2001 in respect of the year ending December 31, 2000, the amount of which we currently estimate at $10.0 million of which $8.0 million would be applicable to our portion of the term loans.

       Under the credit agreement, we can make voluntary prepayments of the term loans, although as of July 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of our term B and term C loans, which have $94.7 million and $230.4 million outstanding as of July 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

       The $300.0 million of 10 1/4% senior subordinated notes due 2009 under which both we and Triarc Consumer Products Group are co-issuers do not require any amortization of principal prior to their maturity in 2009.

       We have a note payable to a beverage co-packer with $1.7 million outstanding as of July 2, 2000 which is due during the second half of 2000.

       Our scheduled long-term debt repayments during the second half of 2000 are $4.7 million, consisting of $3.0 million under the term loans and $1.7 million under the note payable to a beverage co-packer, both as discussed above. In addition, we expect to repay our $15.9 million portion of outstanding revolving loans during the second half of 2000; however any such payment would increase the borrowing availability under the revolving credit facility.

Debt Agreement Restrictions and Guarantees

       Under the credit facility substantially all of our assets along with those of the other subsidiaries of Triarc Consumer Products Group, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by, among other subsidiaries of Triarc Consumer Products Group, Snapple, Mistic and Stewart's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group and, among other of its subsidiaries, Snapple Beverage Group and substantially all of the domestic subsidiaries of Snapple, Mistic and Stewart's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic and Stewart's, among other subsidiaries of Triarc Consumer Products Group, and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

     Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends by the subsidiaries of Snapple Beverage Group to Snapple Beverage Group. Under the most restrictive of these covenants, as of July 2, 2000 Snapple, Mistic and Stewart's are unable to pay any dividends or make any loans or advances to Snapple Beverage Group other than dividends or advances to Snapple Beverage Group to the extent necessary to enable Triarc Consumer Products Group or Snapple Beverage Group to make interest payments under the 10 1/4% notes and to pay up to $0.2 million of general corporate expenses per year, less any amounts paid to them by Royal Crown or RC/Arby's for those purposes. While there are no restrictions applicable to Snapple Beverage Group to pay dividends to Triarc Consumer Products Group, Snapple Beverage Group is dependent upon cash flows from its subsidiaries to pay dividends. We were in compliance with all of these covenants as of July 2, 2000.

Advances from Affiliate

     During the 2000 first half we received non-interest bearing cash advances of $32.1 million from RC/Arby's to provide working capital for us. Subsequent to July 2, 2000, we repaid $7.8 million of those advances and may also repay some or all of the remainder during the second half of 2000 depending on our cash availability.

Capital Expenditures

     Cash capital expenditures amounted to $9.6 million during the 2000 first half. We expect that cash capital expenditures will approximate $4.7 million for the second half of 2000 for which there were $0.9 million of outstanding commitments as of July 2, 2000. Our planned capital expenditures include amounts for remaining expenditures for a premium beverage packing line at one of our company-owned distributors and co-packing equipment.

Acquisitions

     On March 31, 2000 Triarc acquired, and through Triarc Consumer Products Group contributed to us, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million. On April 19, 2000 Triarc acquired, and through Triarc Consumer Products Group contributed to us, certain inventories of California Beverage for cash of $0.1 million.

     On May 16, 2000 Triarc acquired, and through Triarc Consumer Products Group contributed to us, certain assets, principally distribution rights, of Northern Glacier Ltd., a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. The purchase price principally consisted of $1.9 million paid through offset of accounts receivable and a note receivable otherwise owed to us by the seller, which were reimbursed to us by Triarc, and $0.3 million to be paid by Triarc or us to the seller following the conclusion of the seller's sub-distributorship arrangement.

     To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Management Services Fees

     We receive from Triarc various management services, including legal, accounting, tax, insurance and financial services, under a management services agreement between Triarc and its combined beverage businesses, which includes us. Under this agreement we pay Triarc fixed fees on a quarterly basis in arrears, including annual cost of living adjustments. Our portion of the total with respect to fiscal year 2000 will be $3.6 million, of which we expect to pay $1.8 million during the second half of 2000.

Income Taxes

     We are included in the consolidated Federal income tax return and some combined state income tax returns of Triarc. Under a tax-sharing arrangement with Triarc Consumer Products Group which, in turn, has a tax-sharing agreement with Triarc, we expect to be required to pay amounts relating to income taxes to Triarc through Triarc Consumer Products Group based on our consolidated taxable income on a stand-alone basis. While no tax-sharing payments were made during the 2000 first half, we expect tax-sharing payments will be required during the second half of 2000 pursuant to the tax-sharing arrangement.

Cash Requirements

     As of July 2, 2000, our consolidated cash requirements for the second half of 2000, exclusive of operating cash flow requirements which include tax-sharing payments and management services fees to Triarc as discussed above, consist principally of (1) scheduled debt principal repayments aggregating $4.7 million,
(2) capital expenditures of approximately $4.7 million, (3) the $7.8 million repaid subsequent to July 2, 2000 and any additional repayments of the cash advances from RC/Arby's and (4) business acquisitions by us, if any. We anticipate meeting all of these requirements through (1) $17.8 million of existing cash and cash equivalents, (2) cash flows from operations and (3) the $39.9 million of availability as of July 2, 2000 under the $60.0 million revolving credit facility to the extent not utilized by Royal Crown or RC/Arby's. We expect to repay our $15.9 million portion of outstanding revolving loans during the second half of 2000; however any such payment would increase the borrowing availability under the revolving credit facility.

Snapple Beverage Group

     Snapple Beverage Group is a holding company which, other than its investments in subsidiaries and intercompany receivables, has no significant assets and whose primary liability consists of the $300.0 million principal amount of 10 1/4% notes co-issued with Triarc Consumer Products Group, which is the principal obligor. This liability is offset by an equal amount of receivable from Triarc Consumer Products Group, which is classified in our stockholders' deficit.

     As discussed above, Snapple Beverage Group's subsidiaries are currently unable to pay any dividends or make any additional loans or advances to Snapple Beverage Group under the terms of the credit facility described above except to enable Triarc Consumer Products Group or Snapple Beverage Group to make interest payments under the 10 1/4% notes and to pay up to $0.2 million of general corporate expenses per year. Snapple Beverage Group does not anticipate any significant cash requirements for the second half of 2000.

Initial Public Offering

     We currently intend to issue an estimated $100.0 million of our common stock in an initial public offering. These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the Securities and Exchange Commission but which has not yet been declared effective.

     Assuming the successful completion of this initial public offering, we will be restructured. In accordance with the restructuring transactions, we will be transferred to RC/Arby's, RC/Arby's (parent company) and the restaurant franchising business will then be effectively distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into us.

     Also assuming the successful completion of the initial public offering, we will receive an estimated $178.0 million capital contribution from RC/Arby's, representing the net proceeds of a financing of its restaurant business. We are also expected to enter into a new credit facility consisting of up to $195.0 million of term loans and a $50.0 million revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the initial public offering.

     The net proceeds of the initial public offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2.0 million of our cash and cash equivalents, on a restructured basis, are expected to be used to (1) repay prior to maturity all outstanding borrowings under the existing credit facility and accrued interest thereon and (2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the initial public offering and the consummation of the new credit facility.

     The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under the existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit. The Company's portion of the extraordinary charge as of July 2, 2000 would have amounted to $9.1 million.

Legal Matters

       We are involved in litigation and claims incidental to our business. We have reserves for legal matters of $0.4 million as of July 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the only derivative which we have currently identified is an interest rate cap agreement on some of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and, accordingly, we are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Bulletin 101 states that revenues generally are realized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. Bulletin 101, as amended, must be implemented no later than our fourth fiscal quarter of 2000. We believe that we have historically recognized revenues in accordance with the criteria set forth in Bulletin 101. As disclosed in the notes to consolidated financial statements included in our Form 10-K, we record sales when inventory is shipped or delivered and sales terms generally do not allow a right of return. Accordingly, we do not expect that the implementation of Bulletin 101 will have a material impact on our consolidated financial position or results of operations.

                  SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $185.9 million of our aggregate $349.4 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 1% higher than the prevailing interest rate at July 2, 2000.

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

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At July 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

     All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at July 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

      The following table reflects the estimated effects on the market value of our financial instruments as of July 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                                                      July 2, 2000
                                                 ---------------------
                                                 Carrying    Interest
                                                   Value     Rate Risk
                                                   -----     ---------

     Cash equivalents...........................$   14,283  $    --
     Long-term debt.............................   667,183     (3,654)

     The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations.

     The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at July 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at July 2, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. Our variable-rate debt consists of $349.4 million of our term loans and $15.9 million of revolving loans. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position.

Part II.  Other Information

      This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Snapple Beverage Group, Inc. (f/k/a Triarc Beverage Holdings Corp.) and its subsidiaries (collectively, "SBG" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance  or  achievements  may differ  materially  from any future  results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in our other current and periodic reports filed with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 5.  Other Information

      On June 27, 2000 the Company filed with the Securities and Exchange Commission a registration statement for an initial public offering ("IPO") of its common stock. The Company will own its premium beverage business (Snapple(R), Mistic(R), and Stewart's(R)) and Royal Crown Company, Inc.'s soft drink concentrates business (Royal Crown(R), Diet Rite(R), RC Edge(TM), and Nehi(R)). The Company plans to list its shares on the New York Stock Exchange under the symbol "SNP" and expects to complete the offering during the third quarter of 2000, subject to market conditions and other factors. Net proceeds from the offering are expected to be used to repay debt under an existing credit facility.

      The offering which will be made only by a prospectus, will be underwritten by a syndicate to be lead-managed by Morgan Stanley Dean Witter and co-managed by Donaldson, Lufkin & Jenrette, ING Barings and Lehman Brothers.

      A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

      There can be no assurance that the Securities and Exchange Commission will declare the registration statement effective or that the proposed IPO will be consummated.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 - Amendment No. 2 to Triarc Beverage Holdings Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Triarc Consumer Product Group, LLC's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000 (SEC file no. 333-78625-11).

     27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

     27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)   Reports on Form 8-K

      None

                  SNAPPLE BEVERAGE GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SNAPPLE BEVERAGE GROUP, INC.
                                              (Registrant)



Date: August 21, 2000                          By: /S/ JOHN L. BARNES, JR.
                                               ---------------------------
                                               John L. Barnes, Jr.
                                               Executive Vice President
                                               (On behalf of the Company)



                                               By: /S/ FRED H. SCHAEFER
                                               --------------------------
                                               Fred H. Schaefer
                                               Vice President and
                                               Chief Accounting Officer
                                               (Principal accounting officer)

                              Exhibit Index

Exhibit
  No.           Description                                       Page No.
--------        -----------                                       --------

10.1 -      Amendment No. 2 to Triarc Beverage Holdings
            Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Triarc
            Consumer Product Group, LLC's Quarterly Report on Form 10-Q for the fiscal quarter ended
            July 2, 2000 (SEC file no. 333-78625-11).

27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.